Form 10-Q
period 2021-03-31
Northern Genesis Acquisition Corp. III
filed 2021-05-26
CIK 1843249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 001-39881

NORTHERN GENESIS ACQUISITION CORP. III

(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-1484719
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4801 Main Street, Suite 1000

Kansas City, MO 64112

(Address of principal executive offices)

(816) 514-0324

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of common stock and one-quarter of one redeemable warrant	NGC.U	The New York Stock Exchange
Common stock, par value $0.0001 per share	NGC	The New York Stock Exchange
Warrants, each whole warrant exercisable for one share of common stock at an exercise price of $11.50 per share	NGC.WS	The New York Stock Exchange

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒*

* The registrant became subject to t such requirements on March 23, 2021, and has filed all reports so required since that date.

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 24, 2021, there were 23,650,000 shares of common stock, $0.0001 par value issued and outstanding.

NORTHERN GENESIS ACQUISITION CORP. III

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

NORTHERN GENESIS ACQUISITION CORP. III

CONDENSED BALANCE SHEET

March 31, 2021
(unaudited)
ASSETS
Current assets
Cash	$1,424,140
Prepaid expenses and other current assets	25,350
Total Current Assets	1,449,490

Cash held in Trust Account	150,000,310
TOTAL ASSETS	$151,449,800

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$58,249
Total Current Liabilities	58,249

Warrant liability	10,181,667
Deferred underwriting fee payable	5,250,000
Total Liabilities	15,489,916

Commitments

Common stock subject to possible redemption 13,095,961 shares at redemption value	130,959,880

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 6,216,539 shares issued and outstanding (excluding 13,095,961 subject to possible redemption) (1)	621
Additional paid-in capital	5,409,718
Accumulated deficit	(410,335)
Total Stockholders’ Equity	5,000,004
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$151,449,800

(1)	At March 31, 2021, included up to 562,500 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN GENESIS ACQUISITION CORP. III

CONDENSED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JANUARY 11, 2021 (INCEPTION) THROUGH MARCH 31, 2021

(UNAUDITED)

For the Period from January 11, 2021 (inception) Through March 31, 2021
Operating and formation costs	$410,645
Loss from operations	(410,645)

Other income:
Interest earned on marketable securities held in Trust Account	310
Other income, net	310

Loss before income taxes	(410,335)
Benefit (provision) for income taxes	—
Net loss	$(410,335)

Basic and diluted weighted average shares outstanding, Common stock subject to redemption	0.00

Basic and diluted net income per share, Common stock subject to redemption	$0.00

Basic and diluted weighted average shares outstanding, Non-redeemable common stock (1)	3,910,854

Basic and diluted net loss per share, Non-redeemable common stock	$(0.10)

(1)	Excluded an aggregate of 562,500 shares subject to forfeiture at March 31, 2021 (see Notes 5 and 10).

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN GENESIS ACQUISITION CORP. III

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 11, 2021 (INCEPTION) THROUGH MARCH 31, 2021

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance — January 11, 2021 (inception)	—	$—	$—	$—	$—

Issuance of common stock to Sponsor (1)	4,312,500	431	24,569	—	25,000

Sale of 15,000,000 Units, net of underwriting discounts	15,000,000	1,500	141,775,386	—	141,776,886

Sale of 3,166,667 Private Placement Warrants	—	—	4,750,000	—	4,750,000

Common stock subject to possible redemption	(13,101,926)	(1,309)	(141,199,621)	—	(141,200,930)

Change in value of common stock subject to redemption	5,965	(1)	59,384	—	59,383

Net loss	—	—	—	(410,335)	(410,335)

Balance – March 31, 2021	6,216,539	$621	$5,409,718	$(410,335)	$5,000,004

(1)	Included an aggregate of 562,500 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN GENESIS ACQUISITION CORP. III

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 11, 2021 (INCEPTION) THROUGH MARCH 31, 2021

(UNAUDITED)

For the Period from January 11, 2021 (inception) Through March 31, 2021
Cash Flows from Operating Activities:
Net loss	$(410,335)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(310)
Compensation expense	31,667
Offering costs allocable to warrant liabilities	318,254
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(25,350)
Accrued expenses	58,249
Net cash used in operating activities	(27,825)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(150,000,000)
Net cash used in investing activities	(150,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	147,000,000
Proceeds from sale of Private Placement Warrants	4,750,000
Proceeds from promissory note – related party	50,285
Repayment of promissory note – related party	(50,285)
Payment of offering costs	(298,035)
Net cash provided by financing activities	151,451,965

Net Change in Cash	1,424,140
Cash – Beginning of period	—
Cash – End of period	$1,424,140

Non-Cash investing and financing activities:
Offering costs paid by Sponsor in exchange for the issuance of common stock	$25,000
Initial classification of common stock subject to possible redemption	$130,959,880
Deferred underwriting fee payable	$5,250,000
Initial Classification of Warrant Liabilities	$10,181,667

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN GENESIS ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Northern Genesis Acquisition Corp. III (the “Company”) was incorporated in Delaware on January 11, 2021. The Company is a blank check company formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”).

The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from January 11, 2021 (inception) through March 31, 2021 relates to the Company’s formation, initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on March 23, 2021. On March 26, 2021, the Company consummated the Initial Public Offering of 15,000,000 units (the “Units” and, with respect to the shares of common stock included in the Units being offered, the “Public Shares”), generating gross proceeds of $150,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 3,166,667 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to our sponsor, Northern Genesis Sponsor III LLC (the “Sponsor”), generating gross proceeds of $4,750,000, which is described in Note 4.

Transaction costs amounted to $8,573,035, consisting of $3,000,000 of underwriting fees, $5,250,000 of deferred underwriting fees and $323,035 of other offering costs.

Following the closing of the Initial Public Offering on March 26, 2021, an amount of $150,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) which will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination having an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company intends to only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

NORTHERN GENESIS ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, if a majority of the then outstanding shares of common stock present and entitled to vote at the meeting to approve the business combination (or such greater number as may be required by applicable law or the rules of any applicable national securities exchange) are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC containing substantially the same information as would be included in a proxy statement prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the Initial transaction or do not vote at all.

Notwithstanding the above, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

The Sponsor and the Company’s officers and directors will agree (a) to waive redemption rights with respect to the Founder Shares and Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination and certain amendments to the Amended and Restated Certificate of Incorporation or to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provisions that specifically apply only to the period prior to the consummation of our initial business combination, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Company will have until March 26, 2023 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period and stockholders do not approve an amendment to the Amended and Restated Certificate of Incorporation to extend this date, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest (which interest shall be net of taxes payable, and less up to $125,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The holders of the Founder Shares will agree to waive liquidation rights with respect to such shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor will agree to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of trust assets, in each case net of the interest which may be withdrawn to pay the Company’s tax obligation and up to $125,000 for liquidation excepts, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account (even if such waiver is deemed to be unenforceable) and except as to any claims under the Company’s indemnity of the underwriters of Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

NORTHERN GENESIS ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and/or search for a target company, the specific impact is not readily determinable as of the date of this financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on March 25, 2021, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on March 29, 2021 and April 1, 2021. The interim results for the period ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021.

Cash Held in Trust Account

At March 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities.

NORTHERN GENESIS ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants was estimated using a Monte Carlo simulation approach (see Note 9).

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate differs from the statutory tax rate of 21% for the period from January 11, 2021 (inception) through March 31, 2021, due to the valuation allowance recorded on the Company’s net operating losses and permanent differences.

Net Loss per Common Share

Net loss per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 6,916,667 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of loss per share for common stock subject to possible redemption in a manner similar to the two-class method of loss per share. Net loss per common share, basic and diluted, for common stock subject to possible redemption is calculated by dividing the proportionate share of loss on marketable securities held by the Trust Account by the weighted average number of common stock subject to possible redemption outstanding since original issuance.

Net loss per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net loss, adjusted for income or loss on marketable securities attributable to common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

NORTHERN GENESIS ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

For the period from January 11, 2021 (inception) through March 31, 2021
Common stock subject to possible redemption
Numerator: Earnings allocable to common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$310
Less: interest available to be withdrawn for payment of taxes	(310)
Net income allocable to shares subject to possible redemption	$—
Denominator: Weighted Average common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	13,101,926
Basic and diluted net income per share, common stock subject to possible redemption	$0.00

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(410,335)
Less: Net income allocable to common stock subject to possible redemption	—
Non-Redeemable Net Loss	$(410,335)
Denominator: Weighted Average Non-redeemable Common stock
Basic and diluted weighted average shares outstanding, Non-redeemable Common stock	3,910,854
Basic and diluted net loss per share, Non-redeemable Common stock	$(0.10)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

NORTHERN GENESIS ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 2A. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENT AS OF MARCH 26, 2021

The Company previously accounted for its outstanding Public Warrants (as defined in Note 3) and Private Placement Warrants (collectively, with the Public Warrants, the “Warrants”) issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the Warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In Addition, the warrant agreement includes a provision that in the event of a tender offer or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of stock, all holders of the Warrants would be entitled to receive cash for their Warrants (the “tender offer provision”).

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Staff Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement (the “Warrant Agreement”).

In further consideration of the SEC Staff Statement, the Company’s management further evaluated the Warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the tender offer provision fails the “classified in stockholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the Warrants as derivative liabilities in its previously issued balance sheet as of March 26, 2021. Under this accounting treatment, the Company is required to measure the fair value of the Warrants at the end of each reporting period as well as re-evaluate the treatment of the warrants and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

NORTHERN GENESIS ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The Company’s accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported investments held in trust or cash. The following table summarizes the effect of the restatement on each financial statement line items as of January 15, 2021.

	As
	Previously		As
	Reported	Adjustments	Restated

Balance sheet as of March 26, 2021 (audited)
Warrant Liability	$--	$10,181,667	$10,181,667
Total Liabilities	5,250,000	10,181,667	15,431,667
Common Stock Subject to Possible Redemption	141,200,930	(10,181,667)	131,019,263
Common Stock	520	102	622
Additional Paid-in Capital	5,000,515	349,819	5,350,334
Accumulated Deficit	(1,025)	(349,921)	(350,946)

Number of shares subject to redemption	14,120,093	(1,018,167)	13,101,926

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 15,000,000 at a price of $10.00 per Unit. Each Unit will consist of one share of common stock and one-quarter of one redeemable warrant redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 8).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 3,166,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $4,750,000, from the Company in a private placement. The Sponsor has agreed to purchase up to an additional 300,000 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, or an aggregate of $450,000, if the underwriters’ over-allotment option is exercised in full or in part. Each Private Placement Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 8). A portion of the proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On January 13, 2021, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration of 4,312,500 shares of the Company’s common stock (the “Founder Shares”). The Founder Shares include an aggregate of up 562,500 shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Sponsor will own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering). (See Note 10 for a description of the underwriters’ partial exercise of the over-allotment option and Founder Shares subsequently forfeited.)

The Sponsor will agree, subject to limited exceptions, not to transfer title to any of the Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination or (B) subsequent to a Business Combination, (x) if the last sale price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Administrative Services Agreement

The Company entered into an agreement, commencing on March 23, 2021, pursuant to which the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. For the period ended March 31, 2021, the Company incurred $10,000 in fees for these services, of which such amount is included in accrued expenses in the accompanying balance sheet.

Promissory Note — Related Party

On January 13, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $150,000. The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2021 and the consummation of the Initial Public Offering. The outstanding balance under the Promissory Note of $50,285 was repaid at the closing of the Initial Public Offering on March 26, 2021.

NORTHERN GENESIS ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Related Party Loans

In order to provide working capital or to fund payment of transaction costs in connection with an intended initial Business Combination, the Sponsor will have the right to purchase from the Company, at a price of $1.50 per warrant, up to 2,000,000 working capital warrants (“Working Capital Warrants”) that are not then subject to issuance upon conversion of any Working Capital Loan, having the same terms as the Private Placement Warrants. In addition, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds on a non-interest basis (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or the terms of such loans may grant the lender the right to convert all or any portion of such loans into Working Capital Warrants, at a price of $1.50 per warrant, to the extent that such Working Capital Warrants have not previously been purchased by the Sponsor. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. At March 31, 2021, there is no amount outstanding under the Working Capital Loan.

NOTE 6. COMMITMENTS

Registration Rights

Pursuant to a registration rights agreement entered into on March 23, 2021, the holders of the Founder Shares, Private Placement Warrants, Working Capital Warrants that may be issued to the Sponsor or upon conversion of the Working Capital Loans, and Forward Purchase Securities that may be issued under the Forward Purchase Agreement (and any shares of common stock issuable upon the exercise of the Private Placement Warrants, Working Capital Warrants, or Forward Purchase Warrants) are entitled to registration rights pursuant to the registration rights agreement signed on the effective date of the Initial Public Offering requiring the Company to register such securities for resale. The holders of these securities will be entitled to make up to five demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 2,250,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions.

The underwriters are entitled to a deferred fee of 3.5% of the gross proceeds of the Initial Public Offering, or $5,250,000 (or up to $6,037,500 if the underwriters’ over-allotment is exercised in full). The deferred fee will be payable in cash to the underwriters solely in the event that the Company completes a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Forward Purchase Agreement

On March 23, 2021, the Company entered into a forward purchase agreement (the “Forward Purchase Agreement”) with Northern Genesis Capital III LLC (“NGC”), an entity which is affiliated with the Company’s Sponsor, pursuant to which, if the Company determines to raise capital by issuing equity securities in connection with the closing of its initial Business Combination, the Company offers to the members of Northern Genesis Capital III LLC (the “forward purchase investors”) the right to purchase, subject to certain conditions, an aggregate maximum amount of up to $75,000,000 of either (i) a number of units (the “Forward Purchase Units”), consisting of one share of common stock (the “Forward Purchase Shares”) and one-eighth of one redeemable warrant (the “Forward Purchase Warrants”), for $10.00 per unit or (ii) a number of Forward Purchase Shares for $11.50 per share (such Forward Purchase Shares or Forward Purchase Units, as the case may be, the “Forward Purchase Securities”), in a private placement that will close concurrently with the closing of the initial Business Combination. The Forward Purchase Warrants have the same terms as the Public Warrants and the Forward Purchase Shares are identical to the shares of common stock included in the Units being sold in the Initial Public Offering, except the Forward Purchase Shares and the Forward Purchase Warrants are subject to transfer restrictions under applicable securities laws until registered pursuant to certain registration rights. The funds from the sale of the Forward Purchase Securities may be used as part of the consideration to the sellers in the initial Business Combination, to pay expenses in connection with an initial Business Combination, and for the capital needs of the post-transaction company. The forward purchase transaction, if any, will not be dependent upon or affected by the percentage of stockholders electing to redeem their Public Shares and may provide the Company with an increased minimum funding level for the initial Business Combination. The forward purchase transaction is at the discretion of the Company and is subject to conditions, including one or more forward purchase investors confirming their commitment to purchase forward purchase securities and the amount thereof no later than fifteen days after the Company notifies Northern Genesis Capital III LLC of an Initial Business Combination and of the Company’s intention to raise capital through the issuance of equity securities in connection with the closing of such Business Combination. Each forward purchase investor may grant or withhold its confirmation entirely within its sole discretion, and if a forward purchase investor does not confirm its commitment at such time, it will not be obligated and will not have the right to purchase any of the forward purchase securities. (See Note 10 for information regarding the amendment and restatement of the Forward Purchase Agreement subsequent to March 31, 2021).

NORTHERN GENESIS ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. At March 31, 2021, there were 6,216,539 of common stock issued and outstanding, excluding 13,095,961 shares of common stock subject to possible redemption, of which an aggregate of up to 562,500 shares are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Sponsor will collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering)..

NOTE 8. WARRANT LIABILITY

Warrants— Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any shares of common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares of common stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable and the Company will not be obligated to issue any shares of common stock upon exercise of a warrant unless common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

The Company has agreed that as soon as practicable, but in no event later than 15 days, after the closing of a Business Combination, it will use its best efforts to file with the SEC a registration statement for the registration under the Securities Act of the shares of common stock issuable upon exercise of the warrants and thereafter will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Company’s common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but it will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Once the warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the reported last sale price of the common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like), for any 20 trading days within a 30 trading day period commencing once the warrants become exercisable and ending commencing once the warrants become exercisable and ending three business days before the Company sends the notice of redemption to the warrant holders

NORTHERN GENESIS ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws. If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

The exercise price and number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

In addition, if (x) the Company issues additional common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the common stock during the 10 trading day period starting on the trading day prior the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants and Working Capital Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants, Working Capital Warrants, and the common stock issuable upon the exercise of the Private Placement Warrants and Working Capital Warrants cannot be transferred until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants and Working Capital Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If any Private Placement Warrants or Working Capital Warrants are held by someone other than the initial purchasers or their permitted transferees, such Private Placement Warrants and Working Capital Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 9. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

NORTHERN GENESIS ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2021
Assets:
Cash held in Trust Account	1	$150,000,310

Liabilities:
Warrant liability – Public Warrants	3	$4,781,667
Warrant liability – Private Placement Warrants	3	5,400,000

The fair value of the Warrants at March 26, 2021 was not significantly different.

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statement of operations.

The Private Warrants were initially valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the common stock. The expected volatility as of the IPO date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing. A Monte Carlo simulation methodology was used in estimating the fair value of the public warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Warrants. For periods subsequent to the detachment of the warrants from the Units, the close price of the public warrant price will be used as the fair value as of each relevant date.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 11, 2021 (inception)	$—	$—	$—
Initial measurement on March 26, 2021	4,781,667	5,400,000	10,181,667
Change in valuation inputs or other assumptions	—	—	—
Fair value as of March 31, 2021	$4,781,667	$5,400,000	$10,181,667

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

The fair value of the Private Placement Warrants was estimated at March 26, 2021 to be $1.51 per share and at March 31, 2021 to be $1.51 per share using the modified Black-Scholes option pricing model and the following assumptions:

	March 26, 2021	March 31, 2021
Expected Volatility	23.0%	23.0%
Risk-free interest rate	1.06%	1.13%
Expected term (years)	5.00	5.00
Fair value per share of common stock	$9.64	$9.62

NORTHERN GENESIS ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than as described in Note 2a and below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On April 8, 2021, in connection with the underwriters’ election to partially exercise their over-allotment option, we consummated the sale of an additional 2,245,000 Units and the sale of an additional 299,334 Private Placement Warrants, generating total gross proceeds of $22,899,001. Following the partial exercise of the over-allotment option by the underwriters’ and the sale of the additional Private Placement Warrants, an additional $22,001,000 was placed in the Trust Account. We incurred $449,000 of underwriting fees and $787,750 of deferred underwriting fees. On April 8, 2021, as a result of the underwriters’ election to partially exercise their over-allotment option and the forfeiture of the remaining over-allotment option, 1,250 founder shares were forfeited and 561,250 founder shares ceased to be subject to forfeiture, resulting in an aggregate of 4,311,250 founder shares issued and outstanding.

On April 21, 2021, the Company entered into an Amended and Restated Forward Purchase Agreement with NGC (the “NGC Forward Purchase Agreement”), and certain additional Forward Purchase Agreements with additional institutional investors (collectively, with the NGC Forward Purchase Agreement, the “New Forward Purchase Agreements”). The Forward Purchase Agreements collectively replace that certain Forward Purchase Agreement previously entered into by the Company and NGC in connection with the closing of the Company’s initial public offering (the “Original Agreement”).

Pursuant to the New Forward Purchase Agreements, if the Company determines to raise capital by the private placement of equity securities in connection with the closing of its initial business combination (subject to certain limited exceptions), the members of NGC (institutional investors that also are members of the Company’s Sponsor,) and the parties to the additional New Forward Purchase Agreements have the first right to purchase an aggregate amount of up to 7,500,000 “forward purchase units” of the Company (under all New Forward Purchase Agreements, taken together) for $10.00 per forward purchase unit, or an aggregate total of $75,000,000. Each forward purchase unit would consist of one share of the Company’s common stock and one-eighth of one warrant, with each whole warrant exercisable to purchase one share of the Company’s common stock at $11.50 per share. The common stock and warrants included in the forward purchase units would have the same terms as the Company’s publicly traded common stock and warrants but would not be freely tradable until registered. As with the Original Agreement, any commitment by any potential purchaser under any of the New Forward Purchase Agreements is subject to and conditioned upon written confirmation from the prospective purchaser, following the Company’s notification to such purchaser of its intention to enter into an initial business combination agreement, which a prospective purchaser was grant or withhold in its sole discretion.

In addition, if a private placement of equity securities in connection with the Company’s initial business combination exceeds $75,000,000, the Company agreed under each New Forward Purchase Agreement to use its commercially reasonable efforts to permit priority participation in such additional amount by the members of NGC and the parties to the additional New Forward Purchase Agreements, in an aggregate additional amount up to $150,000,000, on the same terms as those offered to other prospective purchasers in connection with such additional private placement amount.

Each New Forward Purchase Agreement that the holders of the shares of common stock and warrants included in the forward purchase units will be entitled to registration rights pursuant to the terms of any registration rights agreement applicable to any equity securities issued by way of private placement in connection with the closing of the Company’s initial business combination or, in the absence of the foregoing, pursuant to the terms of the registration rights agreement entered into by the Company, Sponsor and NGC in connection with the Company’s initial public offering (the “Registration Rights Agreement”). Pursuant to the foregoing, on April 21, 2021, the Registration Rights Agreement was amended to clarify that the shares and warrants included in up to 7,500,000 total forward purchase units remain subject to the Registration Rights Agreement, regardless of the specific Forward Purchase Agreement pursuant to which they may be issued.

Each Forward Purchase Agreement contains representations and warranties by each party, conditions to closing, and additional provisions that are customary for agreements of this nature. The terms of all of the Forward Purchase Agreements are substantively the same, except that the NGC Forward Purchase Agreement gives NGC board observation rights prior to the Company’s initial business combination, and gives the members of NGC a priority right to subscribe for any of the forward purchase units that any other prospective purchasers do not elect to purchase under any of the other Forward Purchase Agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Northern Genesis Acquisition Corp. III. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Northern Genesis Sponsor III LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on January 11, 2021 for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 11, 2021 (inception) through March 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from January 11, 2021 (inception) through March 31, 2021, we had net loss $410,335, which consisted primarily of formation and operating costs.

Liquidity and Capital Resources

On March 26, 2021, we consummated the Initial Public Offering of 15,000,000 Units at $10.00 per Unit, generating gross proceeds of $150,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 3,166,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant in a private placement to Northern Genesis Sponsor III LLC, the Sponsor, generating gross proceeds of $4,750,000.

Following the Initial Public Offering and the sale of the Private Placement Warrants, a total of $150,000,000 was placed in the Trust Account. We incurred $8,573,035 in Initial Public Offering related costs, including $3,000,000 of underwriting fees, $5,250,000 of deferred underwriting fees and $323,035 of other costs.

For the period from January 11, 2021 (inception) through March 31, 2021, cash used in operating activities was $27,825. Net loss of $410,335 was affected by interest earned on marketable securities held in the Trust Account of $310, compensation expense of $31,667 and transaction costs associated with the Initial Public Offering of $318,254. Changes in operating assets and liabilities provided $32,899 of cash for operating activities.

As of March 31, 2021, we had cash held in the Trust Account of $150,000,310 (including $310 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2021, we have not withdrawn any interest earned from the Trust Account.

Subsequent to the quarterly period covered by this Quarterly Report, on April 8, 2021, in connection with the underwriters’ election to partially exercise their over-allotment option, we consummated the sale of an additional 2,245,000 Units and the sale of an additional 299,334 Private Placement Warrants, generating total gross proceeds of $22,899,001. Following the partial exercise of the over-allotment option by the underwriters’ and the sale of the additional Private Placement Warrants, an additional $22,001,000 was placed in the Trust Account. We incurred $449,000 of underwriting fees and $787,750 of deferred underwriting fees.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2021, we had cash of $1,424,140. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants at a price of $1.50 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a monthly fee of $10,000 for office space, utilities, secretarial support and administrative services. We began incurring these fees on March 23, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

The underwriters are entitled to a deferred fee of 3.5% of the gross proceeds of the Initial Public Offering, or $5,250,000 (or up to $6,037,500 if the underwriters’ over-allotment is exercised in full). The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

In connection with the Initial Public Offering, the Company entered into a forward purchase agreement (the “Original Agreement”) with Northern Genesis Capital III LLC (“NGC”), an entity which is affiliated with the Company’s Sponsor.

On April 21, 2021, the Company entered into an Amended and Restated Forward Purchase Agreement with NGC (the “NGC Forward Purchase Agreement”), and certain additional Forward Purchase Agreements with additional institutional investors (collectively, with the NGC Forward Purchase Agreement, the “Forward Purchase Agreements”). The Forward Purchase Agreements collectively replace the Original Agreement.

Pursuant to the Forward Purchase Agreements, if the Company determines to raise capital by the private placement of equity securities in connection with the closing of Business Combination (subject to certain limited exceptions), the members of NGC (institutional investors that also are members of the Company’s Sponsor) and the parties to the additional Forward Purchase Agreements have the first right to purchase an aggregate amount of up to 7,500,000 “forward purchase units” of the Company (under all Forward Purchase Agreements, taken together) for $10.00 per forward purchase unit, or an aggregate total of $75,000,000. Each forward purchase unit would consist of one share of the Company’s common stock and one-eighth of one warrant, with each whole warrant exercisable to purchase one share of the Company’s common stock at $11.50 per share. The common stock and warrants included in the forward purchase units would have the same terms as the Company’s publicly traded common stock and warrants but would not be freely tradable until registered. As with the Original Agreement, any commitment by any potential purchaser under any of the Forward Purchase Agreements is subject to and conditioned upon written confirmation from the prospective purchaser, following the Company’s notification to such purchaser of its intention to enter into an initial business combination agreement, which a prospective purchaser was grant or withhold in its sole discretion.

In addition, if a private placement of equity securities in connection with the Company’s initial business combination exceeds $75,000,000, the Company agreed under each Forward Purchase Agreement to use its commercially reasonable efforts to permit priority participation in such additional amount by the members of NGC and the parties to the additional Forward Purchase Agreements, in an aggregate additional amount up to $150,000,000, on the same terms as those offered to other prospective purchasers in connection with such additional private placement amount.

Each Forward Purchase Agreement that the holders of the shares of common stock and warrants included in the forward purchase units will be entitled to registration rights pursuant to the terms of any registration rights agreement applicable to any equity securities issued by way of private placement in connection with the closing of the Company’s initial business combination or, in the absence of the foregoing, pursuant to the terms of the registration rights agreement entered into by the Company, Sponsor and NGC in connection with the Company’s initial public offering (the “Registration Rights Agreement”). Pursuant to the foregoing, on April 21, 2021, the Registration Rights Agreement was amended to clarify that the shares and warrants included in up to 7,500,000 total forward purchase units remain subject to the Registration Rights Agreement, regardless of the specific Forward Purchase Agreement pursuant to which they may be issued.

Each Forward Purchase Agreement contains representations and warranties by each party, conditions to closing, and additional provisions that are customary for agreements of this nature. The terms of all of the Forward Purchase Agreements are substantively the same, except that the NGC Forward Purchase Agreement gives NGC board observation rights prior to the Company’s initial business combination, and gives the members of NGC a priority right to subscribe for any of the forward purchase units that any other prospective purchasers do not elect to purchase under any of the other Forward Purchase Agreements.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liability

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

Net Loss Per Common Share

We apply the two-class method in calculating earnings per share. Net loss per common share, basic and diluted for common stock subject to possible redemption is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, if any, by the weighted average number of shares of common stock subject to possible redemption outstanding for the period. Net loss per common share, basic and diluted for and non-redeemable common stock is calculated by dividing net loss less income attributable to common stock subject to possible redemption, by the weighted average number of shares of non-redeemable common stock outstanding for the period presented.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Restatement of Previously Issued Financial Statements

On May 21, 2021, we revised our prior position on accounting for warrants and concluded that our previously issued audited balance sheet dated as of March 26, 2021 (the “IPO Balance Sheet)” should not be relied on because of a misapplication in the guidance on warrant accounting. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows..

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Due solely to the events that led to our restatement of our IPO Balance Sheet, management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering, as more fully described in Note 2 to the Notes to Financial Statements included in this Quarterly Report.

Remediation Plan

Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for its Initial Public Offering filed with the SEC. Except as disclosed below, as of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus for its Initial Public Offering filed with the SEC.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the SEC issued the SEC Staff Statement regarding the accounting and reporting considerations for warrants issued by SPACs. Specifically, the SEC Staff Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our public warrants and private placement warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of March 31, 2021 contained elsewhere in this Quarterly Report are derivative liabilities related to embedded features contained within our warrants. ASC Subtopic 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 26, 2021, we consummated the Initial Public Offering of 15,000,000 Units. The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $150,000,000. Morgan Stanley & Co. LLC, Wells Fargo Securities, LLC and TD Securities (USA) LLC acted as joint book-running managers of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-253234). The Securities and Exchange Commission declared the registration statements effective on March 23, 2021.

Simultaneous with the consummation of the Initial Public Offering, the Sponsor consummated the private placement of an aggregate of 3,166,667 Units at a price of $1.50 per Private Placement Warrant, generating total proceeds of $4,750,000. Each Private Placement Warrant consists of one share of common stock (“Private Share”) and one-half of one warrant (“Private Placement Warrant”). Each whole Private Warrant is exercisable to purchase one share of common stock at an exercise price of $11.50 per share. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

Of the gross proceeds received from the Initial Public Offering and sale of the Private Placement Warrants, an aggregate of $150,000,000 was placed in the Trust Account.

We paid a total of $3,000,000 of underwriting fees, $5,250,000 of deferred underwriting fees and $323,035 for other costs and expenses related to the Initial Public Offering.

Subsequent to the quarterly period covered by this Quarterly Report, on April 8, 2021, in connection with the underwriters’ election to partially exercise their over-allotment option, we consummated the sale of an additional 2,245,000 Units and the sale of an additional 299,334 Private Placement Warrants, generating total gross proceeds of $22,899,001. Following the partial exercise of the over-allotment option by the underwriters’ and the sale of the additional Private Placement Warrants, an additional $22,001,000 was placed in the Trust Account. We incurred $449,000 of underwriting fees and $787,750 of deferred underwriting fees.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Bylaws (2)
4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company (1)
10.1.1	Form of Letter Agreement between the Company and each director and officer (1)
10.1.2	Letter Agreement between the Company and the Sponsor. (1)
10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company. (1)
10.3	Registration Rights Agreement between the Company and certain security holders. (1)
10.4	Private Warrant Subscription Agreement between the Company and the Sponsor (1)
10.5	Administrative Services Agreement between the Company and the Sponsor
10.6	Form of Indemnification Agreement
10.7	Promissory Note (2)
10.8	Founder Shares Purchase Agreement (2)
10.9	Forward Purchase Agreement (3)
10.10	Amended and Restated Forward Purchase Agreement (4)
10.11	Additional Forward Purchase Agreement Form (4)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 29, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed on February 18, 2021 and incorporated herein by reference.
(3)	Previously filed as an exhibit to our Registration Statement on Form S-1/A, Amendment No. 1, filed on March 11, 2021 and incorporated herein by reference.
(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 27, 2021 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN GENESIS ACQUISITION CORP. III

Date: May 25, 2021	By:	/s/ Ian Robertson
	Name:	Ian Robertson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 25, 2021	By:	/s/ Ken Manget
	Name:	Ken Manget
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)