Form 10-Q
period 2021-06-30
Northern Genesis Acquisition Corp. III
filed 2021-08-16
CIK 1843249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

As of August 13, 2021, there were 21,556,250 shares of common stock, $0.0001 par value issued and outstanding.

NORTHERN GENESIS ACQUISITION CORP. III

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

NORTHERN GENESIS ACQUISITION CORP. III

CONDENSED BALANCE SHEET

June 30, 2021
(Unaudited)
ASSETS
Current assets
Cash	$1,175,403
Prepaid expenses and other current assets	211,777
Total Current Assets	1,387,180

Cash held in Trust Account	172,456,310
TOTAL ASSETS	$173,843,490

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$379,050
Due to Sponsor	989
Total Current Liabilities	380,039

Warrant liability	11,375,534
Deferred underwriting fee payable	6,035,750
Total Liabilities	17,791,323

Commitments

Common stock subject to possible redemption 15,104,663 shares at redemption value	151,052,157

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 6,451,587 shares issued and outstanding (excluding 15,104,663 subject to possible redemption) (1)	646
Additional paid-in capital	5,768,917
Accumulated deficit	(769,553)
Total Stockholders’ Equity	5,000,010
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$173,843,490

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN GENESIS ACQUISITION CORP. III

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended June 30,	For The Period from January 11, 2021 (Inception) Through June 30,
	2021	2021
Operating and formation costs	$384,100	$444,824
Loss from operations	(384,100)	(444,824)

Other income (expense):
Change in fair value of warrant liability	63,333	31,666
Transaction costs allocable to warrant liabilities	(44,451)	(362,705)
Interest earned on marketable securities held in Trust Account	6,000	6,310
Other income (expense), net	24,882	(324,729)

Loss before income taxes	(359,218)	(769,553)
Benefit (provision) for income taxes	—	—
Net loss	$(359,218)	$(769,553)

Basic and diluted weighted average shares outstanding, Common stock subject to redemption	13,095,961	41,361,436

Basic and diluted net income per share, Common stock subject to redemption	$0.00	$0.00

Basic and diluted weighted average shares outstanding, Non-redeemable common stock (1)	8,016,223	6,401,444

Basic and diluted net loss per share, Non-redeemable common stock	$(0.04)	$(0.12)

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN GENESIS ACQUISITION CORP. III

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 11, 2021 (INCEPTION) THROUGH JUNE 30, 2021

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance — January 11, 2021 (inception)	—	$—	$—	$—	$—

Issuance of common stock to Sponsor (1)	4,312,500	431	24,569	—	25,000

Sale of 15,000,000 Units, net of underwriting discounts	15,000,000	1,500	141,775,386	—	141,776,886

Sale of 3,166,667 Private Placement Warrants	—	—	4,750,000	—	4,750,000

Common stock subject to possible redemption	(13,101,926)	(1,309)	(141,199,621)	—	(141,200,930)

Change in value of common stock subject to redemption	5,965	(1)	59,384	—	59,383

Net loss	—	—	—	(410,335)	(410,335)

Balance – March 31, 2021	6,216,539	$621	$5,409,718	$(410,335)	$5,000,004

Sale of 2,245,000 Units, net of underwriting discounts and offering expenses	2,245,000	225	20,451,276	—	20,451,501

Forfeiture of founder shares	(1,250)	—	—	—	—

Change in value of common stock subject to redemption	(2,008,702)	(200)	(20,092,077)	—	(20,092,277)

Net loss	—	—	—	(359,218)	(359,218)

Balance – June 30, 2021	6,451,587	$646	$5,768,917	$(769,553)	$5,000,010

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN GENESIS ACQUISITION CORP. III

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 11, 2021 (INCEPTION) THROUGH JUNE 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(769,553)
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(6,310)
Change in fair value of warrant liability	(31,666)
Offering costs allocable to warrant liabilities	362,705
Changes in operating assets and liabilities:
Prepaid expenses	(211,777)
Accounts payable and accrued expenses	379,050
Due to Sponsor	989
Net cash used in operating activities	(276,562)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(172,450,000)
Net cash used in investing activities	(172,450,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	169,001,000
Proceeds from sale of Private Placement Warrants	5,199,000
Proceeds from promissory note – related party	50,285
Repayment of promissory note – related party	(50,285)
Payment of offering costs	(298,035)
Net cash provided by financing activities	173,901,965

Net Change in Cash	1,175,403
Cash – Beginning of period	—
Cash – End of period	$1,175,403

Non-Cash investing and financing activities:
Offering costs paid by Sponsor in exchange for the issuance of common stock	$25,000
Initial classification of common stock subject to possible redemption	$152,135,120
Change in value of common stock subject to possible redemption	$(1,082,963)
Deferred underwriting fee payable	$6,035,750
Initial Classification of Warrant Liabilities	$11,441,861

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN GENESIS ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from January 11, 2021 (inception) through June 30, 2021 relates to the Company’s formation, initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

On April 8, 2021, in connection with the underwriters’ election to partially exercise their over-allotment option, the Company consummated the sale of an additional 2,245,000 Units and the sale of an additional 299,334 Private Placement Warrants, generating total gross proceeds of $22,899,001. Following the partial exercise of the over-allotment option by the underwriters’ and the sale of the additional Private Placement Warrants, an additional $22,450,000 was placed in the Trust Account bringing the aggregate proceeds held in the Trust Account to $172,450,000. The Company incurred $449,001 of underwriting fees and $787,750 of deferred underwriting fees.

Transaction costs amounted to $9,807,785, consisting of $3,449,000 of underwriting fees, $6,035,750 of deferred underwriting fees and $323,035 of other offering costs.

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

JUNE 30, 2021

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

NORTHERN GENESIS ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on March 25, 2021, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on March 29, 2021 and April 1, 2021. The interim results for the three months ended June 30, 2021 and for the period from January 11, 2021 (inception) through June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

NORTHERN GENESIS ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021.

Cash Held in Trust Account

At June 30, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate differs from the statutory tax rate of 21% for the period from January 11, 2021 (inception) through June 30, 2021, due to the valuation allowance recorded on the Company’s net operating losses and permanent differences.

NORTHERN GENESIS ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	Three Months Ended June 30, 2021	For the Period from January 15, 2021 (inception) through June 30, 2021
Common stock subject to possible redemption
Numerator: Earnings allocable to common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$6,000	$6,310
Less: interest available to be withdrawn for payment of taxes	(6,000)	(6,310)
Net income allocable to shares subject to possible redemption	$--	$--
Denominator: Weighted Average common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	13,095,961	41,361,436
Basic and diluted net income per share, common stock subject to possible redemption	$0.00	$0.00

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(359,218)	$(769,553)
Less: Net income allocable to common stock subject to possible redemption	--	--
Non-Redeemable Net Loss	$(359,218)	$(769,553)
Denominator: Weighted Average Non-redeemable Common stock
Basic and diluted weighted average shares outstanding, Non-redeemable Common stock	8,016,223	6,401,444
Basic and diluted net loss per share, Non-redeemable Common stock	$(0.04)	$(0.12)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

NORTHERN GENESIS ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

JUNE 30, 2021

(Unaudited)

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

Administrative Services Agreement

The Company entered into an agreement, commencing on March 23, 2021, pursuant to which the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. For the three months ended June 30, 2021 and for the period from January 11, 2021 (inception) through June 30, 2021, the Company incurred $30,000 and $40,000 in fees for these services, of which such amount is included in accrued expenses in the accompanying balance sheets.

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

Personnel Services Agreement

The Company entered into a Personnel Services Agreement, dated April 1, 2021, with the Sponsor pursuant to which, subject to maintaining funds adequate for our projected obligations, the Company expects to pay up to $2,000,000 in the aggregate in respect of the services of personnel affiliated with the Sponsor, including persons who may be directors or officers of the Company, for activities on the Company’s behalf, including services related to identifying, investigating and completing an initial business combination and other operational and support services. To the extent any amounts are in respect of the services of individuals who also serve as directors or executive officers of the Company, such amounts will be reviewed and approved by its audit committee. For the three and six months ended June 30, 2021, the Company incurred $280,000, inclusive of $40,000 in initial payment of the agreement and $80,000 for each month within the second quarter for these services, of which such amount is included in accounts payable in the accompanying balance sheets.

NORTHERN GENESIS ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The Sponsor, the Company’s officers, and directors or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on the Company’s behalf. For the three and six months ended June 30, 2021, there we no amounts relating to the above arrangement recorded.

Related Party Loans

In order to provide working capital or to fund payment of transaction costs in connection with an intended initial Business Combination, the Sponsor will have the right to purchase from the Company, at a price of $1.50 per warrant, up to 2,000,000 working capital warrants (“Working Capital Warrants”) that are not then subject to issuance upon conversion of any Working Capital Loan, having the same terms as the Private Placement Warrants. In addition, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds on a non-interest basis (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or the terms of such loans may grant the lender the right to convert all or any portion of such loans into Working Capital Warrants, at a price of $1.50 per warrant, to the extent that such Working Capital Warrants have not previously been purchased by the Sponsor. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. At June 30, 2021, there is no amount outstanding under the Working Capital Loan.

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 2,250,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On April 8, 2021, the underwriters elected to partially exercise their over-allotment option to purchase an additional 2,245,000 Units and forfeited their option to purchase an additional 5,000 Units.

The underwriters are entitled to a deferred fee of 3.5% of the gross proceeds of the Initial Public Offering, or $5,250,000 (or up to $6,037,500 if the underwriters’ over-allotment was exercised in full). As a result of the underwriters’ election to partially exercise their over-allotment option on April 8, 2021, the underwriters are entitled to a deferred fee of $6,035,750 (see Note 7). The deferred fee will be payable in cash to the underwriters solely in the event that the Company completes a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

NORTHERN GENESIS ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

NORTHERN GENESIS ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. At June 30, 2021, there were 6,451,587 of common stock issued and outstanding, excluding 15,104,663 shares of common stock subject to possible redemption, of which an aggregate of up to 562,500 shares are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Sponsor will collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering). On April 8, 2021, as a result of the underwriters’ election to partially exercise their over-allotment option and the forfeiture of the remaining over-allotment option, 1,250 founder shares were forfeited and 561,250 founder shares ceased to be subject to forfeiture, resulting in an aggregate of 4,311,250 founder shares issued and outstanding.

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

JUNE 30, 2021

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

NORTHERN GENESIS ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021
Assets:
Cash held in Trust Account	1	$172,456,310

Liabilities:
Warrant liability – Public Warrants	1	$6,208,200
Warrant liability – Private Placement Warrants	3	5,164,341

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

The fair value of the Private Placement Warrants was estimated at March 26, 2021 to be $1.51 per share and at June 30, 2021 to be $1.49 per share using the modified Black-Scholes option pricing model and the following assumptions:

	March 26, 2021	June 30, 2021
Expected Volatility	23.0%	22.0%
Risk-free interest rate	1.06%	1.04%
Expected term (years)	5.00	5.00
Fair value per share of common stock	$9.64	$9.78

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 11, 2021 (inception)	$—	$—	$—
Initial measurement on March 26, 2021	4,781,667	5,400,000	10,181,667
Over-allotment on April 8, 2021	449,001	808,200	1,257,201
Change in valuation inputs or other assumptions	(66,327)	—	(66,327)
Fair value as of June 30, 2021	$5,164,341	$6,208,200	$11,372,541

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the six months ended June 30, 2021 was $6,208,200.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Recent Developments

We entered to a Personnel Services Agreement, dated April 1, 2021, with Northern Genesis Sponsor III LLC (the “Sponsor”) pursuant to which, subject to maintaining funds adequate for our projected obligations, we expect to pay up to $2,000,000 in the aggregate in respect of the services of personnel affiliated with the Sponsor, including persons who may be our directors or officers, for activities on our behalf, including services related to identifying, investigating and completing an initial business combination and other operational and support services. To the extent any amounts are in respect of the services of individuals who also serve as directors or executive officers of the Company, such amounts will be reviewed and approved by its audit committee.

The Sponsor, our officers and directors or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 11, 2021 (inception) through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had net loss $359,218, which consisted primarily of formation and operating costs of $384,100, transaction costs allocable to warrant liabilities of $44,451, offset by change in value of warrant liability of $63,333 and interest earned on marketable securities held in Trust Account of $6,000.

For the period from January 11, 2021 (inception) through June 30, 2021, we had net loss $769,553, which consisted primarily of formation and operating costs of $444,824, transaction costs allocable to warrant liabilities of $362,705, offset by change in value of warrant liability of $31,661 and interest earned on marketable securities held in Trust Account of $6,310.

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

Following the Initial Public Offering, the partial exercise of the over-allotment option, and the sale of the Private Placement Warrants, a total of $172,450,000 was placed in the Trust Account. We incurred $9,807,785 in Initial Public Offering related costs, including $3,449,000 of underwriting fees, $6,035,750 of deferred underwriting fees and $323,035 of other costs.

For the period from January 11, 2021 (inception) through June 30, 2021, cash used in operating activities was $276,562. Net loss of $769,553 was affected by interest earned on marketable securities held in the Trust Account of $6,310, change in value of warrant liabilities, offering costs allocable to warrant liabilities of $362,705. Changes in operating assets and liabilities provided $168,262 of cash for operating activities.

As of June 30, 2021, we had cash held in the Trust Account of $172,456,310 (including $6,310 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2021, we have not withdrawn any interest earned from the Trust Account.

Subsequent to the quarterly period covered by this Quarterly Report, on April 8, 2021, in connection with the underwriters’ election to partially exercise their over-allotment option, we consummated the sale of an additional 2,245,000 Units and the sale of an additional 299,334 Private Placement Warrants, generating total gross proceeds of $22,899,001. Following the partial exercise of the over-allotment option by the underwriters’ and the sale of the additional Private Placement Warrants, an additional $22,450,000 was placed in the Trust Account. We incurred $449,001 of underwriting fees and $787,750 of deferred underwriting fees.

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

As of June 30, 2021, we had cash of $1,175,403. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As a result, included on our balance sheet as of June 30, 2021 contained elsewhere in this Quarterly Report are derivative liabilities related to embedded features contained within our warrants. ASC Subtopic 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

Subsequent to the quarterly period covered by this Quarterly Report, on April 8, 2021, in connection with the underwriters’ election to partially exercise their over-allotment option, we consummated the sale of an additional 2,245,000 Units and the sale of an additional 299,334 Private Placement Warrants, generating total gross proceeds of $22,899,001. Following the partial exercise of the over-allotment option by the underwriters’ and the sale of the additional Private Placement Warrants, an additional $22,450,000 was placed in the Trust Account. We incurred $449,001 of underwriting fees and $787,750 of deferred underwriting fees.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1	Amended and Restated Forward Purchase Agreement, dated April 21, 2021 (incorporated by reference from the Company’s Current Report on Form 8-K filed April 27, 2021)
10.2	Form of Forward Purchase Agreement, dated April 21, 2021 (incorporated by reference from the Company’s Current Report on Form 8-K filed April 27, 2021)
10.3*	Amendment to Registration Rights Agreement, dated April 1, 2021
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN GENESIS ACQUISITION CORP. III

Date: August 16, 2021	By:	/s/ Ian Robertson
	Name:	Ian Robertson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Ken Manget
	Name:	Ken Manget
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)