Form 10-Q
period 2021-09-30
Northern Genesis Acquisition Corp. III
filed 2021-11-22
CIK 1843249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

*	The registrant became subject to such requirements on March 23, 2021 and has filed all reports so required since that date.

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

As of November 19, 2021, there were 21,556,250 shares of common stock, $0.0001 par value issued and outstanding.

NORTHERN GENESIS ACQUISITION CORP. III

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Financial Statements	1
Condensed Balance Sheet as of September 30, 2021 (Unaudited)	1
Condensed Statements of Operations for the three months ended September 30, 2021 and for the period from January 11, 2021 (inception) through September 30, 2021 (Unaudited)	2
Condensed Statement of Changes in Stockholders’ Deficit for the three months ended September 30, 2021 and for the period from January 11, 2021 (inception) through September 30, 2021 (Unaudited)	3
Condensed Statement of Cash Flows for the period from January 11, 2021 (inception) through September 30, 2021 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	24
Item 4. Controls and Procedures	24
Part II. Other Information	25
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3. Defaults Upon Senior Securities	26
Item 4. Mine Safety Disclosures	26
Item 5. Other Information	26
Item 6. Exhibits	26
Part III. Signatures	27

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

NORTHERN GENESIS ACQUISITION CORP. III

CONDENSED BALANCE SHEET

(UNAUDITED)

September 30, 2021

ASSETS
Current assets
Cash	$635,118
Prepaid expenses	132,105
Other receivable	11
Total Current Assets	767,234

Marketable securities held in Trust Account	172,458,529
TOTAL ASSETS	$173,225,763

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$343,875
Total Current Liabilities	343,875

Warrant liabilities	7,224,391
Deferred underwriting fee payable	6,035,750
Total Liabilities	13,604,016

Commitments

Common stock subject to possible redemption 17,245,000 shares at redemption value	172,450,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 4,311,250 shares issued and outstanding (excluding 17,245,000 shares subject to possible redemption)	431
Accumulated deficit	(12,828,684)
Total Stockholders’ Deficit	(12,828,253)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$173,225,763

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN GENESIS ACQUISITION CORP. III

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended September 30,	For The Period from January 11, 2021 (Inception) Through September 30,
	2021	2021
Operating and formation costs	$583,782	$1,028,606
Loss from operations	(583,782)	(1,028,606)

Other income (expense):
Change in fair value of warrant liabilities	4,151,143	4,217,470
Compensation expense		(34,661)
Transaction costs allocable to warrant liabilities	—	(362,705)
Interest earned on marketable securities held in Trust Account	2,219	8,529
Other income, net	4,153,362	3,828,633

Net income	$3,569,580	$2,800,027

Basic and diluted weighted average shares outstanding, Common stock	21,556,250	17,462,355

Basic and diluted net income per share, Common stock	$0.17	$0.17

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN GENESIS ACQUISITION CORP. III

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE

PERIOD FROM JANUARY 11, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 11, 2021 (inception)	—	$—	$—	$—	$—

Issuance of common stock to Sponsor	4,312,500	431	24,569	—	25,000

Accretion for Common stock to redemption amount	—	—	(24,569)	(15,628,711)	(15,653,280)

Net loss	—	—	—	(410,335)	(410,335)

Balance – March 31, 2021	4,312,500	$431	$—	$(16,039,046)	$(16,038,615)

Forfeiture of founder shares	(1,250)	—	—	—	—

Net loss	—	—	—	(359,218)	(359,218)

Balance – June 30, 2021	4,311,250	$431	$—	$(16,398,264)	$(16,397,833)

Net income	—	—	—	3,569,580	3,569,580

Balance – September 30, 2021	4,311,250	$431	$—	$(12,828,684)	$(12,828,253)

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN GENESIS ACQUISITION CORP. III

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 11, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$2,800,027
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(8,529)
Change in fair value of warrant liabilities	(4,217,470)
Compensation expense	34,661
Offering costs allocable to warrant liabilities	362,705
Changes in operating assets and liabilities:
Prepaid expenses	(132,105)
Accounts payable and accrued expenses	343,875
Other receivable	(11)
Net cash used in operating activities	(816,847)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(172,450,000)
Net cash used in investing activities	(172,450,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	169,001,000
Proceeds from sale of Private Placement Warrants	5,199,000
Proceeds from promissory note – related party	50,285
Repayment of promissory note – related party	(50,285)
Payment of offering costs	(298,035)
Net cash provided by financing activities	173,901,965

Net Change in Cash	635,118
Cash – Beginning of period	—
Cash – End of period	$635,118

Non-Cash investing and financing activities:
Offering costs paid by Sponsor in exchange for the issuance of common stock	$25,000
Deferred underwriting fee payable	$6,035,750
Initial classification of common stock subject to redemption	$172,450,000
Initial Classification of Warrant Liabilities	$11,441,861

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN GENESIS ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from January 11, 2021 (inception) through September 30, 2021 relates to the Company’s formation, initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on March 23, 2021. On March 26, 2021, the Company consummated the Initial Public Offering of 15,000,000 units (the “Units” and, with respect to the shares of common stock included in the Units being offered, the “Public Shares”), generating gross proceeds of $150,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 3,166,667 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to our sponsor, Northern Genesis Sponsor III LLC (the “Sponsor”), generating gross proceeds of $4,750,000, which is described in Note 5.

Following the closing of the Initial Public Offering on March 26, 2021, an amount of $150,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) which will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.

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

While the Company’s management has broad discretion with respect to the specific application of the cash held outside of the Trust Account, substantially all of the net proceeds from the Initial Public Offering and the sale of the Private Placement Warrants, which are placed in the Trust Account, are intended to be applied generally towards completing a Business Combination. The Company must complete a Business Combination having an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company intends to only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

NORTHERN GENESIS ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, if a majority of the then outstanding shares of common stock present and entitled to vote at the meeting to approve the business combination (or such greater number as may be required by applicable law or the rules of any applicable national securities exchange) are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC containing substantially the same information as would be included in a proxy statement prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against the proposed Business Combination.

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

The holders of the Founder Shares will agree to waive liquidation rights with respect to such shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

NORTHERN GENESIS ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Liquidity and Capital Resources

As of September 30, 2021, the Company had cash of $635,118 not held in the Trust Account and available for working capital purposes. If the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, the Company may need to obtain additional financing or draw on the Working Capital Loans (as defined below) either to complete a Business Combination or because it becomes obligated to redeem a significant number of the Public Shares upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations. On September 30, 2021, the sponsor committed to provide up to $3,000,000 in working capital loans as needed by the Company in order to finance transactions in connection with a Business Combination. The loans, if issued, will be non-interest bearing, unsecured, and will be repaid upon the consummation of an initial business combination. If the Company does not consummate an initial business combination, all amounts loaned to the Company will be forgiven except to the extent that we have funds available outside of the Trust Account to repay such loans.

The Company may raise additional capital through loans or additional investments from the Sponsor or its stockholders, officers, directors, or third parties. The Company’s officers and directors and the Sponsor may but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through the earlier of consummation of a Business Combination or March 26, 2023, the deadline to complete a Business Combination pursuant to the Company’s Amended and Restated Certificate of Incorporation (unless otherwise amended by stockholders).

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

NORTHERN GENESIS ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly classified some of its common stock subject to possible redemption. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company would require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified some of its common stock shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company restated its financial statements to classify all common stock as temporary equity and any related impact, as the threshold in its charters would not change the nature of the underlying shares as redeemable and this would be required to be presented outside of permanent equity. This resulted in a restatement to the initial carrying value of the common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and common stock. There is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss).

The impact of the restatement on the Company’s financial statements is reflected in the following table.

Balance Sheet as of March 26, 2021	As Previously Reported	Adjustment	As Restated
Common stock subject to possible redemption	$131,019,263	$18,980,737	$150,000,000
Common stock	$622	$(191)	$431
Additional paid-in capital	$5,350,334	$(5,350,334)	$-
Accumulated deficit	$(350,946)	$(13,630,212)	$(13,981,158)
Total Stockholders’ Equity (Deficit)	$5,000,010	$(18,980,737)	$(13,980,727)
Balance Sheet as of March 31, 2021
Common stock subject to possible redemption	$130,959,880	$19,040,020	$150,000,000
Common stock	$621	$(190)	$431
Additional paid-in capital	$5,409,718	$(5,409,718)	$-
Accumulated deficit	$(410,335)	$(13,630,212)	$(14,040,547)
Total Stockholders’ Equity (Deficit)	$5,000,004	$(19,040,020)	$(14,040,116)

Balance Sheet as of June 30, 2021
Common stock subject to possible redemption	$151,052,157	$21,397,843	$172,450,000
Common stock	$646	$(215)	$431
Additional paid-in capital	$5,768,917	$(5,768,917)	$-
Accumulated deficit	$(769,553)	$(15,628,711)	$(16,398,264)
Total Stockholders’ Equity (Deficit)	$5,000,010	$(21,397,843)	$(16,397,833)

Statement of Cash Flows for the Three Months Ended March 31, 2021
Initial classification of Common stock subject to possible redemption	$131,019,263	$18,980,737	$150,000,000
Change in value of Common stock subject to possible redemption	$(59,383)	$59,383	$-

Statement of Cash Flows for the Three Months Ended March 31, 2021
Initial classification of Common stock subject to possible redemption	$131,019,263	$41,430,737	$172,450,000
Change in value of Common stock subject to possible redemption	$20,092,277	$(20,092,277)	$-

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit) March 31, 2021
Sale of 15,000,000 Units, net of underwriting discounts	141,776,886	(141,776,886)	—
Sale of 3,166,667 Private Placement Warrants	4,750,000	(4,750,000)	—
Initial value of common stock subject to possible redemption at IPO date	(141,200,930)	141,200,930	—
Change in value of common stock subject to redemption	59,383	(59,383)	—
Accretion for common stock to redemption amount	—	(15,653,280)	(15,653,280)
Total stockholders’ equity (deficit)	5,000,004	(19,040,120)	(14,040,116)

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit) June 30, 2021	As Previously Reported	Adjusted	As Restated
Sale of 2,245,000 Units, net of underwriting discounts	20,451,501	(20,451,501)	—
Change in value of common stock subject to redemption	(20,092,277)	20,092,277	—
Total stockholders’ equity (deficit)	5,000,010	(21,397,843)	(16,397,833)

NORTHERN GENESIS ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

In connection with the change in presentation for the common stock subject to redemption, the Company also restated its income (loss) per share of common stock.

	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
	For the Three Months Ended	For the Three Months Ended	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	March 31, 2021	March 31, 2021	June 30, 2021	June 30, 2021	June 30, 2021	June 30, 2021
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	—	4,583,333	13,095,961	21,358,887	41,361,436	14,951,533
Basic and diluted net loss per common stock,	$—	$(0.04)	$0.00	$(0.01)	$0.00	$(0.03)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on March 25, 2021. The interim results for the three months ended September 30, 2021 and for the period from January 11, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

NORTHERN GENESIS ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.

Marketable Securities Held in Trust Account

At September 30, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities.

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The Company accounts for the Public Warrants and Private Placement Warrants (together with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40. The Warrants are not considered indexed to the Company’s own common stock, and as such, the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. The Private Placement Warrants and the Public Warrants for the periods where no observable traded price was available were valued using the Black-Scholes Option Pricing model (see Note 10).

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

NORTHERN GENESIS ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

At September 30, 2021, the common stock reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$172,450,000
Less:
Proceeds allocated to Public Warrants	(6,208,200)
Common stock issuance costs	(9,445,080)
Plus:
Accretion of carrying value to redemption value	15,653,280

Common stock subject to possible redemption	$172,450,000

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate differs from the statutory tax rate of 21% for the period from January 11, 2021 (inception) through September 30, 2021, due to the valuation allowance recorded on the Company’s net operating losses and permanent differences.

Net Income (Loss) per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. As a result of the classification of both Founders Shares and the IPO shares as common stock, these redeemable and non-redeemable shares are encompassed within the weighted average shares calculation for common stock below. Accretion associated with the redeemable shares of common stock is excluded from net income (loss) per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 7,777,251 shares of common stock in the aggregate. As of September 30, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the periods presented.

NORTHERN GENESIS ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021	For the Period from January 11, 2021 (inception) through September 30, 2021
Basic and diluted net income per common stock
Numerator:
Allocation of net income, as adjusted	$3,569,580	$2,800,027
Denominator:
Basic and diluted weighted average shares outstanding	21,556,250	17,462,355

Basic and diluted net income per common stock	$0.17	$0.17

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such accounts

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheet, primarily due to their short-term nature, except for warrant liabilities (see Note 10.)

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas.  ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NORTHERN GENESIS ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 17,450,000 at a price of $10.00 per Unit, which includes a partial exercise by the underwriters of their over-allotment option in the amount of 2,245,000 Units. Each Unit will consist of one share of common stock and one-quarter of one redeemable warrant redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 9).

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 3,166,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $4,750,000, from the Company in a private placement. The Sponsor purchased an additional 299,334 at a price of $1.50 per Private Placement Warrant when the underwriters’ partially exercised their over-allotment option. Each Private Placement Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 9). A portion of the proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

On January 13, 2021, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration of 4,312,500 shares of the Company’s common stock (the “Founder Shares”). The Founder Shares include an aggregate of up 562,500 shares that were subject to forfeiture. On April 8, 2021, as a result of the underwriters’ election to partially exercise their over-allotment option and the forfeiture of the remaining over-allotment option, 1,250 Founder Shares were forfeited and 561,250 Founder Shares ceased to be subject to forfeiture, resulting in an aggregate of 4,311,250 Founder Shares issued and outstanding.

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

Administrative Services Agreement

The Company entered into an agreement, commencing on March 23, 2021, pursuant to which the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. For the three months ended September 30, 2021 and for the period from January 11, 2021 (inception) through September 30, 2021, the Company incurred $30,000 and $70,000, respectively, in fees for these services, of which $20,000 is included in accounts payable and accrued expenses in the accompanying condensed balance sheet.

Promissory Note — Related Party

On January 13, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $150,000. The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2021 and the consummation of the Initial Public Offering. The outstanding balance under the Promissory Note of $50,285 was repaid at the closing of the Initial Public Offering on March 26, 2021. At September 30, 2021 there is no outstanding balance. On September 30, 2021 the Sponsor committed to provide up to $3,000,000 in working capital loans as needed by the Company in order to finance transaction costs in connection with a Business Combination. The loans, if issued, will be non-interest bearing, unsecured and will be repaid upon the consummation of an initial business combination. If the Company does not consummate an initial business combination, all amounts loaned to the Company will be forgiven except to the extent that we have funds available outside of the Trust Account to repay such loans.

NORTHERN GENESIS ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Personnel Services Agreement

The Company entered into a Personnel Services Agreement, dated April 1, 2021, with the Sponsor pursuant to which, subject to maintaining funds adequate for our projected obligations, the Company expects to pay up to $2,000,000 in the aggregate in respect of the services of personnel affiliated with the Sponsor, including persons who may be directors or officers of the Company, for activities on the Company’s behalf, including services related to identifying, investigating and completing an initial business combination and other operational and support services. To the extent any amounts are in respect of the services of individuals who also serve as directors or executive officers of the Company, such amounts will be reviewed and approved by its audit committee. For the three months ended September 30, 2021 and for the period from January 11, 2021 (inception) through September 30, 2021, the Company incurred $240,000 and $480,000, respectively, inclusive of $40,000 in an initial payment under the agreement and $80,000 for each month within the second quarter for these services, of which $80,000 is included in accounts payable and accrued expenses in the accompanying condensed balance sheet.

The Sponsor, the Company’s officers, and directors or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on the Company’s behalf. For the three months ended September 30, 2021 and for the period from January 11, 2021 (inception) through September 30, 2021, there were no amounts relating to the above arrangement recorded.

Related Party Loans

In order to provide working capital or to fund payment of transaction costs in connection with an intended initial Business Combination, the Sponsor will have the right to purchase from the Company, at a price of $1.50 per warrant, up to 2,000,000 working capital warrants (“Working Capital Warrants”) that are not then subject to issuance upon conversion of any Working Capital Loan, having the same terms as the Private Placement Warrants. In addition, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds on a non-interest basis (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or the terms of such loans may grant the lender the right to convert all or any portion of such loans into Working Capital Warrants, at a price of $1.50 per warrant, to the extent that such Working Capital Warrants have not previously been purchased by the Sponsor. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. At September 30, 2021, there is no amount outstanding under the Working Capital Loan.

NOTE 7. COMMITMENTS

Registration Rights

Pursuant to a registration rights agreement entered into on March 23, 2021, the holders of the Founder Shares, Private Placement Warrants, Working Capital Warrants that may be issued to the Sponsor or upon conversion of the Working Capital Loans, and Forward Purchase Securities (as defined below) that may be issued under the Forward Purchase Agreement (and any shares of common stock issuable upon the exercise of the Private Placement Warrants, Working Capital Warrants, or Forward Purchase Warrants) are entitled to registration rights pursuant to the registration rights agreement signed on the effective date of the Initial Public Offering requiring the Company to register such securities for resale. The holders of these securities will be entitled to make up to five demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

The underwriters are entitled to a deferred fee of 3.5% of the gross proceeds of the Initial Public Offering, or $5,250,000 (or up to $6,037,500 if the underwriters’ over-allotment was exercised in full). As a result of the underwriters’ election to partially exercise their over-allotment option on April 8, 2021, the underwriters are entitled to a deferred fee of $6,035,750 (see Note 8). The deferred fee will be payable in cash to the underwriters solely in the event that the Company completes a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

NORTHERN GENESIS ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

On April 21, 2021, the Company entered into an Amended and Restated Forward Purchase Agreement with NGC (the “NGC Forward Purchase Agreement”), and certain additional Forward Purchase Agreements with additional institutional investors (collectively, with the NGC Forward Purchase Agreement, the “New Forward Purchase Agreements”). The New Forward Purchase Agreements collectively replace that certain Forward Purchase Agreement previously entered into by the Company and NGC in connection with the closing of the Company’s initial public offering (the “Original Agreement”).

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

Each New Forward Purchase Agreement contains representations and warranties by each party, conditions to closing, and additional provisions that are customary for agreements of this nature. The terms of all of the New Forward Purchase Agreements are substantively the same as the previously disclosed Forward Purchase Agreements, except that the NGC Forward Purchase Agreement gives NGC board observation rights prior to the Company’s initial business combination and gives the members of NGC a priority right to subscribe for any of the forward purchase units that any other prospective purchasers do not elect to purchase under any of the other New Forward Purchase Agreements.

NORTHERN GENESIS ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. At September 30, 2021, there were 4,311,250 of common stock issued and outstanding, excluding 17,245,000 shares of common stock subject to possible redemption, which are presented as temporary equity.

NOTE 9. WARRANT LIABILITY

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

The Company will not be obligated to deliver any shares of common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares of common stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable, and the Company will not be obligated to issue any shares of common stock upon exercise of a warrant unless common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

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

SEPTEMBER 30, 2021

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

NOTE 10. FAIR VALUE MEASUREMENTS

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

NORTHERN GENESIS ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021
Assets:
Marketable securities held in Trust Account	1	$172,458,529

Liabilities:
Warrant liability – Public Warrants	1	$3,966,350
Warrant liability – Private Placement Warrants	3	3,258,041

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statements of operations.

The Private Warrants were valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing. A Monte Carlo simulation methodology was used in estimating the fair value of the public warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Warrants. For periods subsequent to the detachment of the warrants from the Units, the close price of the public warrant price is used as the fair value as of each relevant date.

The fair value of the Private Placement Warrants was estimated at March 26, 2021 to be $1.51 per share and at September 30, 2021 to be $0.94 per share using the modified Black-Scholes option pricing model and the following assumptions:

	March 26, 2021 Initial Measurement	September 30, 2021
Expected Volatility	23.0%	16.0%
Risk-free interest rate	1.06%	1.07%
Expected term (years)	5.00	5.00
Fair value per share of common stock	$9.64	$9.70

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 11, 2021 (inception)	$—	$—	$—
Initial measurement on March 26, 2021	4,781,667	5,400,000	10,181,667
Over-allotment on April 8, 2021	451,994	808,200	1,260,194
Change in valuation inputs or other assumptions	(1,975,620)		(1,975,620)
Transfer to Level 1	—	(6,208,200)	(6,208,200)
Fair value as of September 30, 2021	$3,258,041	$—	$3,258,041

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the period ended September 30, 2021, was $6,208,200.

NOTE 11. SUBSEQUENT EVENTS

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of a Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of March 31, 2021 and June 30, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly classified our common stock subject to possible redemption. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company would require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified some of its common stock in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company restated its financial statements to classify all common stock as temporary equity and any related impact, as the threshold in its charters would not change the nature of the underlying shares as redeemable and this would be required to be presented outside of permanent equity. This resulted in a restatement to the initial carrying value of the common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and common stock.

Overview

We are a blank check company formed under the laws of the State of Delaware on January 11, 2021, for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 11, 2021 (inception) through September 30, 2021, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had net income of $3,569,580, which consisted of the change in value of warrant liability of $4,151,143 and interest earned on marketable securities held in the Trust Account of $2,219, offset by formation and operating costs of $583,782.

For the period from January 11, 2021 (inception) through September 30, 2021, we had net income of $2,800,027, which consisted of the change in fair value of warrant liability of $4,217,470 and interest earned on marketable securities held in the Trust Account of $8,529, and transaction costs allocable to warrant liabilities of $362,705, compensation expense of $34,661, offset by formation and operating costs of $1,028,606.

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

For the period from January 11, 2021 (inception) through September 30, 2021, cash used in operating activities was $816,847. Net income of $2,800,027 was affected by interest earned on marketable securities held in the Trust Account of $8,529, change in value of warrant liabilities of $4,217,470, compensation expense of $34,661, and offering costs allocable to warrant liabilities of $362,705. Changes in operating assets and liabilities provided $211,759 of cash for operating activities.

As of September 30, 2021, we had cash held in the Trust Account of $172,458,529 (including $8,529 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2021, we have not withdrawn any interest earned from the Trust Account.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants at a price of $1.50 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants. On September 30, 2021, the Sponsor has signed a Commitment Letter to provide up to $3,000,000 in working capital loans if required.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Each Forward Purchase Agreement contains representations and warranties by each party, conditions to closing, and additional provisions that are customary for agreements of this nature. The terms of all of the Forward Purchase Agreements are substantively the same, except that the NGC Forward Purchase Agreement gives NGC board observation rights prior to the Company’s initial business combination and gives the members of NGC a priority right to subscribe for any of the forward purchase units that any other prospective purchasers do not elect to purchase under any of the other Forward Purchase Agreements.

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

Warrant Liabilities

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheet.

Net Income (Loss) Per Common Share

Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. Accretion associated with the redeemable shares of common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas.  ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted.  We are currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective, due to the material weakness in our internal control over complex financial instruments described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls related to the accounting for complex financial instruments. In light of the material weakness identified and the resulting restatement, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

On April 12, 2021, the SEC issued the SEC Staff Statement regarding the accounting and reporting considerations for warrants issued by SPACs. Specifically, the SEC Staff Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our public warrants and private placement warrants and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of September 30, 2021, contained elsewhere in this Quarterly Report are derivative liabilities related to embedded features contained within our warrants. ASC Subtopic 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

After consultation with our independent registered public accounting firm, our management concluded that there was a material weakness in our internal controls over financial reporting as of September 30, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

NORTHERN GENESIS ACQUISITION CORP. III

Date: November 22, 2021	By:	/s/ Ian Robertson
	Name:	Ian Robertson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 22, 2021	By:	/s/ Ken Manget
	Name:	Ken Manget
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)