Form 10-Q/A
period 2021-03-31
Northern Genesis Acquisition Corp. III
filed 2022-05-23
CIK 1843249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

* The registrant became subject to t such requirements on March 23, 2021, and has filed all reports so required since that date.

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

EXPLANATORY NOTE

Northern Genesis Acquisition Corp. III (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 1 to the Current Report on Form 10-Q/A (the “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 26, 2021 (the “Original Filing”), to restate our financial statements for the period ended March 31, 2021. The restatement is more fully described in Note 2B of the notes to the financial statements included herein.

In addition, management determined that the over-allotment option granted to the underwriters is considered to be a freestanding financial instrument and meets the definition of a liability under ASC 480, “Distinguishing Liabilities from Equity” (ASC 480). The determination was based on the understanding that the over-allotment option may be exercised subsequent to the transfer of the securities from the underwriters to the investors and that the option should be detached from the initial securities before it is exercised. The over-allotment option liability is measured at fair value at inception and subsequently until it is exercised or expires, with changes in fair value presented in the statement of operations. On April 8, 2021, the Sponsor purchased an additional 299,334 at a price of $1.50 per Private Placement Warrant when the underwriters’ partially exercised their over-allotment option.

This Quarterly Report is also being filed to amend Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as Part I, Item 4 “Controls and Procedures” of the Original Quarterly Report to include a revised conclusion that the disclosure controls and procedures were not effective due to the material weakness in the internal control over financial reporting related to the Company’s accounting for complex financial instruments, and Part II, Item 1A “Risk Factors” of the Original Quarterly Report in order to include a statement that the Company identified a material weakness in the internal control over financial reporting related to the Company’s accounting and reporting of complex financial instruments. In accordance with Rule 12b-15 under the Securities Act of 1914, as amended, the Company is also including with this Amendment currently dated certifications of the Company’s Principal Executive Officer and Principal Financial Officer (attached as Exhibits 31.1, 31.2, 32.1, and 32.2).

Except as described above, this Amendment does not amend, update, or change any other items or disclosures in the Original Filing and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Amendment speaks only as of the date the Original Filing was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and our filings made with the SEC subsequent to the filing of the Original Filing, including any amendment to those filings.

NORTHERN GENESIS ACQUISITION CORP. III

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

NORTHERN GENESIS ACQUISITION CORP. III

CONDENSED BALANCE SHEET

March 31, 2021
(unaudited)
ASSETS
Current assets
Cash	$1,424,140
Prepaid expenses and other current assets	25,350
Total Current Assets	1,449,490

Cash held in Trust Account	150,000,310
TOTAL ASSETS	$151,449,800

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$58,249
Total Current Liabilities	58,249

Warrant liability	10,181,667
Overallotment liability	127,120
Deferred underwriting fee payable	5,250,000
Total Liabilities	15,617,036

Commitments

Common stock subject to possible redemption 13,095,961 shares at redemption value	150,000,000

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 6,216,539 shares issued and outstanding (excluding 13,095,961 subject to possible redemption) (1)	431
Additional paid-in capital	—
Accumulated deficit	(14,167,667)
Total Stockholders’ Equity	(14,167,236)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$151,449,800

(1)	At March 31, 2021, included up to 562,500 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN GENESIS ACQUISITION CORP. III

CONDENSED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JANUARY 11, 2021 (INCEPTION) THROUGH MARCH 31, 2021

(UNAUDITED)

For the Period from January 11, 2021 (inception) Through March 31, 2021
Operating and formation costs	$410,645
Loss from operations	(410,645)

Other income:
Interest earned on marketable securities held in Trust Account	310
Change in fair value of overallotment liability	(63,892)
Other income, net	(63,582)

Loss before income taxes	(474,227)
Benefit (provision) for income taxes	—
Net loss	$(474,227)

Basic and diluted weighted average shares outstanding, Common stock subject to redemption	0.00

Basic and diluted net income per share, Common stock subject to redemption	$0.00

Basic and diluted weighted average shares outstanding, Non-redeemable common stock (1)	4,583,333

Basic and diluted net loss per share, Non-redeemable common stock	$(0.10)

(1)	Excluded an aggregate of 562,500 shares subject to forfeiture at March 31, 2021 (see Notes 5 and 10).

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN GENESIS ACQUISITION CORP. III

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 11, 2021 (INCEPTION) THROUGH MARCH 31, 2021

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance — January 11, 2021 (inception)	—	$—	$—	$—	$—

Issuance of common stock to Sponsor (1)	4,312,500	431	24,569	—	25,000

Accretion for redeemable common stock to redemption amount	—	—	(24,569)	(13,693,440)	(13,718,009)

Net loss	—	—	—	(474,227)	(474,227)

Balance – March 31, 2021	4,312,500	$431	$—	$(14,167,667)	$(14,167,236)

(1)	Included an aggregate of 562,500 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN GENESIS ACQUISITION CORP. III

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 11, 2021 (INCEPTION) THROUGH MARCH 31, 2021

(UNAUDITED)

For the Period from January 11, 2021 (inception) Through March 31, 2021
Cash Flows from Operating Activities:
Net loss	$(474,227)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(310)
Compensation expense	31,667
Change in fair value of overallotment liability	63,892
Offering costs allocable to warrant liabilities	318,254
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(25,350)
Accrued expenses	58,249
Net cash used in operating activities	(27,825)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(150,000,000)
Net cash used in investing activities	(150,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	147,000,000
Proceeds from sale of Private Placement Warrants	4,750,000
Proceeds from promissory note – related party	50,285
Repayment of promissory note – related party	(50,285)
Payment of offering costs	(298,035)
Net cash provided by financing activities	151,451,965

Net Change in Cash	1,424,140
Cash – Beginning of period	—
Cash – End of period	$1,424,140

Non-Cash investing and financing activities:
Offering costs paid by Sponsor in exchange for the issuance of common stock	$25,000
Initial classification of common stock subject to possible redemption	$130,959,880
Deferred underwriting fee payable	$5,250,000
Initial Classification of Warrant Liabilities	$10,181,667

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

For the period from January 11, 2021 (inception) through March 31, 2021
Common stock subject to possible redemption
Numerator: Earnings allocable to common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$310
Less: interest available to be withdrawn for payment of taxes	(310)
Net income allocable to shares subject to possible redemption	$—
Denominator: Weighted Average common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	13,101,926
Basic and diluted net income per share, common stock subject to possible redemption	$0.00

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(474,227)
Less: Net income allocable to common stock subject to possible redemption	—
Non-Redeemable Net Loss	$(474,227)
Denominator: Weighted Average Non-redeemable Common stock
Basic and diluted weighted average shares outstanding, Non-redeemable Common stock	4,583,333
Basic and diluted net loss per share, Non-redeemable Common stock	$(0.10)

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

NOTE 2B. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s annual financial statements for the year ended December 31, 2021, management determined that the over-allotment option granted to the underwriters is considered to be a freestanding financial instrument and meets the definition of a liability under ASC 480. The determination was based on the understanding that the over-allotment option may be exercised subsequent to the transfer of the securities from the underwriters to the investors and that the option should be detached from the initial securities before it is exercised. The over-allotment option liability is measured at fair value at inception and subsequently until it is exercised or expires, with changes in fair value presented in the statement of operations.

The impact of the revision on the Company’s financial statements is reflected in the following table.

Condensed Balance Sheet as of March 31, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
OA Liability	$—	$127,120	$127,120
Total Liabilities	$15,489,916	$127,120	$15,617,036
Temporary Equity	$150,000,000	$—	$150,000,000
Additional Paid in Capital	$—	$—	$—
(Accumulated Deficit) Retained Earnings	$(14,040,547)	(127,120)	(14,167,667)
Total Stockholders' Equity	$(14,040,116)	(127,120)	(14,167,236)

Condensed Statements of Operations for the three months ended June 30, 2021
Net loss	$(410,335)	(63,892)	(474,227)

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

For the period from January 11, 2021 (inception) through March 31, 2021, we had net loss $474,227, which consisted primarily of formation and operating costs.

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

For the period from January 11, 2021 (inception) through March 31, 2021, cash used in operating activities was $27,825. Net loss of $474,227 was affected by interest earned on marketable securities held in the Trust Account of $310, change in the fair value of overallotment liability of $63,892, compensation expense of $31,667 and transaction costs associated with the Initial Public Offering of $318,254. Changes in operating assets and liabilities provided $32,899 of cash for operating activities.

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

Restatement of Previously Issued Financial Statements

On May 21, 2021, we revised our prior position on accounting for warrants and concluded that our previously issued audited balance sheet dated as of March 26, 2021 (the “IPO Balance Sheet)” should not be relied on because of a misapplication in the guidance on warrant accounting. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows. On November 22, 2021, we revised our classification for common stock subject to redemption for our previously issued audited balance sheet as of March 26, 2021 and our previously issued unaudited balance sheets as of March 31, 2021 and June 30, 2021.There was no impact to the reported amounts for total assets, total liabilities, cash flows, or net income.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2021, other than noted below, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls related to the accounting for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

We have identified a material weakness in our internal control over financial reporting as of March 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Bylaws (2)
4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company (1)
10.1.1	Form of Letter Agreement between the Company and each director and officer (1)
10.1.2	Letter Agreement between the Company and the Sponsor. (1)
10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company. (1)
10.3	Registration Rights Agreement between the Company and certain security holders. (1)
10.4	Private Warrant Subscription Agreement between the Company and the Sponsor (1)
10.5	Administrative Services Agreement between the Company and the Sponsor
10.6	Form of Indemnification Agreement
10.7	Promissory Note (2)
10.8	Founder Shares Purchase Agreement (2)
10.9	Forward Purchase Agreement (3)
10.10	Amended and Restated Forward Purchase Agreement (4)
10.11	Additional Forward Purchase Agreement Form (4)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 29, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed on February 18, 2021 and incorporated herein by reference.
(3)	Previously filed as an exhibit to our Registration Statement on Form S-1/A, Amendment No. 1, filed on March 11, 2021 and incorporated herein by reference.
(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 27, 2021 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN GENESIS ACQUISITION CORP. III

Date: May 23, 2022	By:	/s/ Michael Hoffman
	Name:	Michael Hoffman
	Title:	President
(Principal Executive Officer)

Date: May 23, 2022	By:	/s/ Ken Manget
	Name:	Ken Manget
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)