Form 10-Q/A
period 2021-06-30
Northern Genesis Acquisition Corp. III
filed 2022-05-23
CIK 1843249

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

EXPLANATORY NOTE

Northern Genesis Acquisition Corp. III (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 1 to the Current Report on Form 10-Q/A (the “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 16, 2021 (the “Original Filing”), to restate our financial statements for the period ended June 30, 2021. The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

NORTHERN GENESIS ACQUISITION CORP. III

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Financial Statements	1
Unaudited Condensed Balance Sheet as of June 30, 2021	1
Unaudited Condensed Statements of Operations for the three months ended June 30, 2021 and for the period from January 11, 2021 (inception) through June 30, 2021 (As Restated)	2
Unaudited Condensed Statement of Changes in Stockholders’ Equity for the period from January 11, 2021 (inception) through June 30,2021 (As Restated)	3
Unaudited Condensed Statement of Cash Flows for the period from January 11, 2021 (inception) through June 30,2021 (As Restated)	4
Unaudited Notes to Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	22
Item 4. Controls and Procedures	22
Part II. Other Information
Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	24
Item 4. Mine Safety Disclosures	24
Item 5. Other Information	24
Item 6. Exhibits	24
Part III. Signatures	25

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

NORTHERN GENESIS ACQUISITION CORP. III

CONDENSED BALANCE SHEET

June 30, 2021
(Unaudited)
ASSETS
Current assets
Cash	$1,175,403
Prepaid expenses and other current assets	211,777
Total Current Assets	1,387,180

Cash held in Trust Account	172,456,310
TOTAL ASSETS	$173,843,490

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$379,050
Due to Sponsor	989
Total Current Liabilities	380,039

Warrant liability	11,375,534
Deferred underwriting fee payable	6,035,750
Total Liabilities	17,791,323

Commitments

Common stock subject to possible redemption 15,104,663 shares at redemption value	172,450,000

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 6,451,587 shares issued and outstanding (excluding 15,104,663 subject to possible redemption) (1)	431
Additional paid-in capital	—
Accumulated deficit	(16,398,264)
Total Stockholders’ Equity	(16,397,833)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$173,843,490

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN GENESIS ACQUISITION CORP. III

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended June 30,	For The Period from January 11, 2021 (Inception) Through June 30,
	2021	2021
Operating and formation costs	$384,100	$444,824
Loss from operations	(384,100)	(444,824)

Other income (expense):
Change in fair value of warrant liability	63,333	31,666
Change in fair value of overallotment liability	(84,190)	(148,082)
Transaction costs allocable to warrant liabilities	(44,451)	(362,705)
Interest earned on marketable securities held in Trust Account	6,000	6,310
Other income (expense), net	(59,308)	(472,811)

Loss before income taxes	(443,408)	(917,635)
Benefit (provision) for income taxes	—	—
Net loss	$(443,408)	$(917,635)

Basic and diluted weighted average shares outstanding, Common stock subject to redemption	21,358,887	14,951,533

Basic and diluted net income per share, Common stock subject to redemption	$(0.02)	$(0.06)

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN GENESIS ACQUISITION CORP. III

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 11, 2021 (INCEPTION) THROUGH JUNE 30, 2021

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance — January 11, 2021 (inception)	—	$—	$—	$—	$—

Issuance of common stock to Sponsor (1)	4,312,500	431	24,569	—	25,000

Accretion for redeemable common stock to redemption amount	—	—	(24,569)	(13,693,440)	(13,718,009)

Net loss	—	—	—	(474,227)	(474,227)

Balance – March 31, 2021	4,312,500	$431	$—	$(14,167,667)	$(14,167,236)

Accretion for redeemable common stock to redemption amount	—	—	—	(1,787,189)	(1,787,189)

Forfeiture of founder shares	(1,250)	—	—	—	—

Net loss	—	—	—	(443,408)	(443,408)

Balance – June 30, 2021	4,311,250	$431	$—	$(16,398,264)	$(16,397,833)

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN GENESIS ACQUISITION CORP. III

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 11, 2021 (INCEPTION) THROUGH JUNE 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(917,635)
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(6,310)
Change in fair value of warrant liability	(31,666)
Change in fair value of overallotment liability	148,082
Offering costs allocable to warrant liabilities	362,705
Changes in operating assets and liabilities:
Prepaid expenses	(211,777)
Accounts payable and accrued expenses	379,050
Due to Sponsor	989
Net cash used in operating activities	(276,562)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(172,450,000)
Net cash used in investing activities	(172,450,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	169,001,000
Proceeds from sale of Private Placement Warrants	5,199,000
Proceeds from promissory note – related party	50,285
Repayment of promissory note – related party	(50,285)
Payment of offering costs	(298,035)
Net cash provided by financing activities	173,901,965

Net Change in Cash	1,175,403
Cash – Beginning of period	—
Cash – End of period	$1,175,403

Non-Cash investing and financing activities:
Offering costs paid by Sponsor in exchange for the issuance of common stock	$25,000
Initial classification of common stock subject to possible redemption	$172,450,000
Deferred underwriting fee payable	$6,035,750
Initial Classification of Warrant Liabilities	$11,441,861

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

The impact of the revision on the Company’s financial statements is reflected in the following table.

Condensed Balance Sheet as of June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
OA Liability	$—	$—	$—
Total Liabilities	$17,791,323	$—	$17,791,323
Temporary Equity	$172,450,000	$—	$172,450,000
Additional Paid in Capital	$—	$—	$—
(Accumulated Deficit) Retained Earnings	$(16,398,264)	—	(16,398,264)
Total Stockholders' Equity	$(16,397,833)	—	(16,397,833)

Condensed Statements of Operations for the three months ended June 30, 2021 (unaudited)
Net loss	$(359,218)	$(84,190)	$(443,408)

Condensed Statements of Operations for the period from January 11, 2021 (inception) through June 30, 2021 (unaudited)
Net loss	$(769,553)	$(148,082)	$(917,635)

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants was estimated using a Monte Carlo simulation approach (see Note 10).

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

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	Three Months Ended June 30, 2021	For the Period from January 15, 2021 (inception) through June 30, 2021
Common stock subject to possible redemption
Numerator: Earnings allocable to common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$6,000	$6,310
Less: interest available to be withdrawn for payment of taxes	(6,000)	(6,310)
Net income allocable to shares subject to possible redemption	$--	$--
Denominator: Weighted Average common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	21,358,887	14,951,533
Basic and diluted net income per share, common stock subject to possible redemption	$0.00	$0.00

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(443,408)	$(917,636)
Less: Net income allocable to common stock subject to possible redemption	--	--
Non-Redeemable Net Loss	$(443,408)	$(917,636)
Denominator: Weighted Average Non-redeemable Common stock
Basic and diluted weighted average shares outstanding, Non-redeemable Common stock	8,016,223	6,401,444
Basic and diluted net loss per share, Non-redeemable Common stock	$(0.02)	$(0.06)

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

For the three months ended June 30, 2021, we had net loss $443,408, which consisted primarily of formation and operating costs of $384,100, transaction costs allocable to warrant liabilities of $44,451, change in fair value of overallotment liability of $84,109, offset by change in value of warrant liability of $63,333 and interest earned on marketable securities held in Trust Account of $6,000.

For the period from January 11, 2021 (inception) through June 30, 2021, we had net loss $917,636, which consisted primarily of formation and operating costs of $444,824, transaction costs allocable to warrant liabilities of $362,705, change in fair value of overallotment liability of $148,082, offset by change in value of warrant liability of $31,661 and interest earned on marketable securities held in Trust Account of $6,310.

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

For the period from January 11, 2021 (inception) through June 30, 2021, cash used in operating activities was $276,562. Net loss of $917,636 was affected by interest earned on marketable securities held in the Trust Account of $6,310, change in value of warrant liabilities, change in value of overallotment liability of $148,082, offering costs allocable to warrant liabilities of $362,705. Changes in operating assets and liabilities provided $168,262 of cash for operating activities.

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

We have identified a material weakness in our internal control over financial reporting as of June 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1	Amended and Restated Forward Purchase Agreement, dated April 21, 2021 (incorporated by reference from the Company’s Current Report on Form 8-K filed April 27, 2021)
10.2	Form of Forward Purchase Agreement, dated April 21, 2021 (incorporated by reference from the Company’s Current Report on Form 8-K filed April 27, 2021)
10.3	Amendment to Registration Rights Agreement, dated April 1, 2021 (incorporated by reference from the Company’s Original Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed August 16, 2021)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

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