Form 10-Q/A
period 2021-09-30
Northern Genesis Acquisition Corp. III
filed 2022-05-23
CIK 1843249

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

EXPLANATORY NOTE

Northern Genesis Acquisition Corp. III (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 1 to the Current Report on Form 10-Q/A (the “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 22, 2021 (the “Original Filing”), to restate our financial statements for the period ended September 30, 2021. The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

NORTHERN GENESIS ACQUISITION CORP. III

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended September 30,	For The Period from January 11, 2021 (Inception) Through September 30,
	2021	2021
Operating and formation costs	$583,782	$1,028,606
Loss from operations	(583,782)	(1,028,606)

Other income (expense):
Change in fair value of warrant liabilities	4,151,143	4,217,470
Change in fair value of overallotment liability	—	(148,082)
Compensation expense	—	(34,661)
Transaction costs allocable to warrant liabilities	—	(362,705)
Interest earned on marketable securities held in Trust Account	2,219	8,529
Other income, net	4,153,362	3,680,551

Net income	$3,569,580	$2,651,945

Basic and diluted weighted average shares outstanding, Common stock	21,556,250	17,462,355

Basic and diluted net income per share, Common stock	$0.17	$0.15

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN GENESIS ACQUISITION CORP. III

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE

PERIOD FROM JANUARY 11, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 11, 2021 (inception)	—	$—	$—	$—	$—

Issuance of common stock to Sponsor	4,312,500	431	24,569	—	25,000

Accretion for Common stock to redemption amount	—	—	(24,569)	(13,693,440)	(13,718,009)

Net loss	—	—	—	(474,227)	(474,227)

Balance – March 31, 2021	4,312,500	$431	$—	$(14,167,667)	$(14,167,236)

Accretion for Common stock to redemption amount	—	—	—	(1,787,189)	(1,787,189)

Forfeiture of founder shares	(1,250)	—	—	—	—

Net loss	—	—	—	(443,408)	(443,408)

Balance – June 30, 2021	4,311,250	$431	$—	$(16,398,264)	$(16,397,833)

Net income	—	—	—	3,569,580	3,569,580

Balance – September 30, 2021	4,311,250	$431	$—	$(12,828,684)	$(12,828,253)

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN GENESIS ACQUISITION CORP. III

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 11, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$2,651,945
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(8,529)
Change in fair value of warrant liabilities	(4,217,470)
Change in fair value of overallotment liability	148,082
Compensation expense	34,661
Offering costs allocable to warrant liabilities	362,705
Changes in operating assets and liabilities:
Prepaid expenses	(132,105)
Accounts payable and accrued expenses	343,875
Other receivable	(11)
Net cash used in operating activities	(816,847)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(172,450,000)
Net cash used in investing activities	(172,450,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	169,001,000
Proceeds from sale of Private Placement Warrants	5,199,000
Proceeds from promissory note – related party	50,285
Repayment of promissory note – related party	(50,285)
Payment of offering costs	(298,035)
Net cash provided by financing activities	173,901,965

Net Change in Cash	635,118
Cash – Beginning of period	—
Cash – End of period	$635,118

Non-Cash investing and financing activities:
Offering costs paid by Sponsor in exchange for the issuance of common stock	$25,000
Deferred underwriting fee payable	$6,035,750
Initial classification of common stock subject to redemption	$172,450,000
Initial Classification of Warrant Liabilities	$11,441,861

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

The impact of the revision on the Company’s financial statements is reflected in the following table.

Condensed Balance Sheet as of September 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
OA Liability	$—	$—	$—
Total Liabilities	$13,604,016	$—	$13,604,016
Temporary Equity	$172,450,000	$—	$172,450,000
Additional Paid in Capital	$—	$—	$—
(Accumulated Deficit) Retained Earnings	$(12,828,684)	$—	$(12,828,684)
Total Stockholders' Equity	$(12,828,253)	$—	$(12,828,253)

Condensed Statements of Operations for the three months ended September 30, 2021 (unaudited)
Net Income	$3,569,580	$—	$3,569,580

Condensed Statements of Operations for the period from January 11, 2021 (inception) through September 30, 2021 (unaudited)
Net Income	$2,800,027	$(148,082)	$2,651,945

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

At September 30, 2021, the common stock reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$172,450,000
Less:
Proceeds allocated to Public Warrants	(6,208,200)
Common stock issuance costs	(9,272,429)
Plus:
Accretion of carrying value to redemption value	15,480,629

Common stock subject to possible redemption	$172,450,000

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

NORTHERN GENESIS ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021	For the Period from January 11, 2021 (inception) through September 30, 2021
Basic and diluted net income per common stock
Numerator:
Allocation of net income, as adjusted	$3,569,580	$2,651,945
Denominator:
Basic and diluted weighted average shares outstanding	21,556,250	17,462,355

Basic and diluted net income per common stock	$0.17	$0.15

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

For the period from January 11, 2021 (inception) through September 30, 2021, we had net income of $2,651,945, which consisted of the change in fair value of warrant liability of $4,217,470, change in the fair value of the overallotment liability of $148,082, interest earned on marketable securities held in the Trust Account of $8,529, and transaction costs allocable to warrant liabilities of $362,705, compensation expense of $34,661, offset by formation and operating costs of $1,028,606.

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

For the period from January 11, 2021 (inception) through September 30, 2021, cash used in operating activities was $816,847. Net income of $2,651,945 was affected by interest earned on marketable securities held in the Trust Account of $8,529, change in value of warrant liabilities of $4,217,470, change in the fair value of overallotment liability of $148,082, compensation expense of $34,661, and offering costs allocable to warrant liabilities of $362,705. Changes in operating assets and liabilities provided $211,759 of cash for operating activities.

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