Form 10-Q
period 2022-03-31
Northern Genesis Acquisition Corp. III
filed 2022-05-23
CIK 1843249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

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

As of May 23, 2022, there were 21,556,250 shares of common stock, $0.0001 par value issued and outstanding.

NORTHERN GENESIS ACQUISITION CORP. III

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Financial Statements	1
Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021	1
Condensed Statements of Operations for the three months ended March 31, 2022 and for the period from January 11, 2021 (inception) through March 31, 2021 (Unaudited)	2
Condensed Statements of Changes in Stockholders’ Deficit for the three months ended March 31, 2022 and for the period from January 11, 2021 (inception) through March 31, 2021 (Unaudited)	3
Condensed Statements of Cash Flows for the three months ended March 31, 2022 and for the period from January 11, 2021 (inception) through March 31, 2022 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	22
Item 4. Controls and Procedures	22
Part II. Other Information	23
Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	24
Item 4. Mine Safety Disclosures	24
Item 5. Other Information	24
Item 6. Exhibits	24
Part III. Signatures	25

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

NORTHERN GENESIS ACQUISITION CORP. III

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$95,628	$256,739
Prepaid expenses	17,900	74,100
Due from Sponsor	11	11
Total Current Assets	113,539	330,850

Cash and marketable securities held in Trust Account	172,479,539	172,462,172
TOTAL ASSETS	$172,593,078	$172,793,022

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$231,037	$432,905
Advance from related parties	200,000	—
Promissory note - related party	250,000	—
Total Current Liabilities	681,037	432,905

Warrant liabilities	3,871,721	6,991,074
Deferred underwriting fee payable	6,035,750	6,035,750
Total Liabilities	10,588,508	13,459,729

Commitments

Common stock subject to possible redemption, 17,245,000 shares at redemption value at March 31, 2022 and December 31, 2021	172,450,000	172,450,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 4,311,250 shares issued and outstanding (excluding 17,245,000 shares subject to possible redemption) at March 31, 2022 and December 31, 2021, respectively	431	431
Accumulated deficit	(10,445,861)	(13,117,138)
Total Stockholders’ Deficit	(10,445,430)	(13,116,707)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$172,593,078	$172,793,022

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN GENESIS ACQUISITION CORP. III

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended March 31,	For The Period from January 11, 2021 (Inception) Through March 31,
	2022	2021
Operating and formation costs	$465,443	$60,724
Loss from operations	(465,443)	(60,724)

Other income:
Change in fair value of warrant liabilities	3,119,353	—
Compensation Expense	—	(31,667)
Transaction costs incurred in connection with IPO	—	(318,254)
Interest earned on cash and marketable securities held in Trust Account	17,367	310
Other income, net	3,136,720	(349,611)

Net income (loss)	$2,671,277	$(410,335)

Basic and diluted weighted average shares outstanding, Common stock	21,556,250	4,583,333

Basic and diluted net income (loss) per share, Common stock	$0.12	$(0.04)

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN GENESIS ACQUISITION CORP. III

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2021	4,311,250	$431	$—	$(13,117,138)	$(13,116,707)

Net income	—	—	—	2,671,277	2,671,277

Balance – March 31, 2022	4,312,500	$431	$—	$(10,445,861)	$(10,445,430)

FOR THE PERIOD FROM JANUARY 11, 2021 (INCEPTION) THROUGH MARCH 31, 2021

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 11, 2021 (inception)	—	$—	$—	$—	$—

Issuance of common stock to Sponsor	4,312,500	431	24,569	—	25,000

Accretion for Common stock to redemption amount	—	—	(24,569)	(15,480,630)	(15,505,199)

Net loss	—	—	—	(410,335)	(410,335)

Balance – March 31, 2021	4,312,500	$431	$—	$(15,890,965)	$(15,890,534)

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN GENESIS ACQUISITION CORP. III

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended March 31,	For the period from January 11, 2021 (inception) through March 31,
	2022	2021
Cash flows from Operating Activities:
Net income	$2,671,277	$(410,335)
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(17,367)	(310)
Change in fair value of warrant liabilities	(3,119,353)	—
Compensation expense	—	31,667
Transaction costs incurred in connection with IPO, related to warrants	—	318,254
Changes in current assets and current liabilities:
Prepaid expenses	56,200	(25,350)
Accounts payable and accrued expenses	(201,868)	58,249
Net cash used in operating activities	(611,111)	(27,825)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(150,000,000)
Net cash used in investing activities	—	(150,000,000)

Cash flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	147,000,000
Proceeds from sale of Private Placement Warrants	—	4,750,000
Advances from related party	200,000	—
Proceeds from promissory note – related party	250,000	50,825
Repayment of promissory note – related party	—	(50,825)
Payment of offering costs	—	(298,035)
Net cash provided by financing activities	450,000	151,451,965

Net change in cash	(161,111)	1,424,140
Cash, beginning of the period	256,739	—
Cash, end of the period	$95,628	$1,424,140

Supplemental disclosure of noncash investing and financing activities:
Offering costs paid by Sponsor in exchange for issuance of founder shares	$—	$25,000
Accretion of common stock to redemption amount	$15,505,199	$150,000,000
Initial Classification of Warrant Liabilities	$—	$10,181,667
Deferred underwriting fee payable	$—	$5,250,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN GENESIS ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from January 11, 2021 (inception) through March 31, 2022 relates to the Company’s formation, initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the Trust Account (as defined below).

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

MARCH 31, 2022

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

NORTHERN GENESIS ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Liquidity and Going Concern

As of March 31, 2022, the Company had cash of $95,628 not held in the Trust Account and available for working capital purposes. If the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, the Company may need to obtain additional financing or draw on the Working Capital Loans (as defined below) either to complete a Business Combination or because it becomes obligated to redeem a significant number of the Public Shares upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations. On March 31, 2022, the sponsor committed to provide up to $3,000,000 in working capital loans as needed by the Company in order to finance transactions in connection with a Business Combination. The loans, if issued, will be non-interest bearing, unsecured, and will be repaid upon the consummation of an initial business combination. If the Company does not consummate an initial business combination, all amounts loaned to the Company will be forgiven except to the extent that we have funds available outside of the Trust Account to repay such loans.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on April 12, 2022. The interim results for the three months ended March 31, 2022 is not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

NORTHERN GENESIS ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

Use of Estimates

The preparation of the condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities.

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

NORTHERN GENESIS ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The Company accounts for the Public Warrants and Private Placement Warrants (together with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40. The Warrants are not considered indexed to the Company’s own common stock, and as such, the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. The Private Placement Warrants and the Public Warrants for the periods where no observable traded price was available were valued using the Black-Scholes Option Pricing model (see Note 9).

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

At March 31, 2022 and December 31, 2021, the common stock reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$172,450,000
Less:
Proceeds allocated to Public Warrants	6,208,200
Common stock issuance costs	9,296,999
Plus:
Accretion of carrying value to redemption value	(15,505,199)

Common stock subject to possible redemption	$172,450,000

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

NORTHERN GENESIS ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 7,777,251 shares of common stock in the aggregate. As of March 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended March 31, 2022	For the Period from January 11, 2021 (inception) through March 31, 2021
Basic and diluted net (loss) income per common stock
Numerator:
Allocation of net income (loss), as adjusted	$2,671,277	$(410,335)
Denominator:
Basic and diluted weighted average shares outstanding	21,556,250	4,583,333

Basic and diluted net income (loss) per common stock	$0.12	$(0.09)

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

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheet, primarily due to their short-term nature, except for warrant liabilities (see Note 9.)

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas.  ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NORTHERN GENESIS ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

Administrative Services Agreement

The Company entered into an agreement, commencing on March 23, 2021, pursuant to which the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. For the three months ended March 31, 2022 and for the period from January 11, 2021 (inception) through March 31, 2021, the Company incurred $30,000 and $10,000, respectively, in fees for these services, of which $10,000 and $10,000 is included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

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

On January 27, 2022, the Company issued a promissory note, pursuant to which the Company could borrow up to an aggregate principal amount of $250,000. The Promissory note is non-interest bearing and payable on the earlier of the date of the consummation of a business combination or the date of liquidation. At March 31, 2022 and December 31, 2021 there was $250,000 and $0 outstanding balance, respectively.

NORTHERN GENESIS ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Personnel Services Agreement

The Company entered into a Personnel Services Agreement, dated April 1, 2021, with the Sponsor pursuant to which, subject to maintaining funds adequate for our projected obligations, the Company expects to pay up to $2,000,000 in the aggregate in respect of the services of personnel affiliated with the Sponsor, including persons who may be directors or officers of the Company, for activities on the Company’s behalf, including services related to identifying, investigating and completing an initial business combination and other operational and support services. To the extent any amounts are in respect of the services of individuals who also serve as directors or executive officers of the Company, such amounts will be reviewed and approved by its audit committee. For the three months ended March 31, 2022 and for the period from January 11, 2021 (inception) through March 31, 2021, the Company incurred $240,000 and $0, respectively, of which $80,000 and $0 is included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

The Sponsor, the Company’s officers, and directors or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on the Company’s behalf. For the three months ended March 31, 2022 and for the period from January 11, 2021 (inception) through March 31, 2021, there were no amounts relating to the above arrangement recorded.

Advances from Related Party and Due to Sponsor

The Sponsor advanced the Company $200,000 on February 24, 2022 for working capital purposes. The advance is non-interest bearing and is due on demand.

Related Party Loans

In order to provide working capital or to fund payment of transaction costs in connection with an intended initial Business Combination, the Sponsor will have the right to purchase from the Company, at a price of $1.50 per warrant, up to 2,000,000 working capital warrants (“Working Capital Warrants”) that are not then subject to issuance upon conversion of any Working Capital Loan, having the same terms as the Private Placement Warrants. In addition, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds on a non-interest basis (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or the terms of such loans may grant the lender the right to convert all or any portion of such loans into Working Capital Warrants, at a price of $1.50 per warrant, to the extent that such Working Capital Warrants have not previously been purchased by the Sponsor. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. At March 31, 2022 and December 31, 2021, there was no amount outstanding under the Working Capital Loan.

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

MARCH 31, 2022

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

NORTHERN GENESIS ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were 4,311,250 of common stock issued and outstanding, excluding 17,245,000 shares of common stock subject to possible redemption, which are presented as temporary equity.

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

MARCH 31, 2022

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

NOTE 9. FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

NORTHERN GENESIS ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022	December 31, 2021
Assets:
Cash and marketable securities held in Trust Account	1	$172,479,539	$172,462,172

Liabilities:
Warrant liability – Public Warrants	1	$2,069,400	$3,837,013
Warrant liability – Private Placement Warrants	3	$1,802,321	$3,323,401

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statements of operations.

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

The fair value of the Private Placement Warrants was estimated at December 31, 2021 to be $0.91 per share and at March 31, 2022 to be $0.52 per share using the modified Black-Scholes option pricing model and the following assumptions:

	December 31, 2021	March 31, 2022
Expected Volatility	14.5%	7.0%
Risk-free interest rate	1.54%	2.57%
Expected term (years)	6.00	6.00
Fair value per share of common stock	$9.76	$9.75

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2021	$3,154,061	$—	$3,154,061
Change in valuation inputs or other assumptions	(1,351,740)		(1,351,740)
Fair value as of March 31, 2022	$1,802,321	$—	$1,802,321

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the year ended December 31, 2021, was $6,208,200. There were no transfer made during March 31, 2022.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of a Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 11, 2021 (inception) through March 31, 2022, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had net income of $2,671,277, which consisted of the change in value of warrant liability of $3,119,353 and interest earned on cash and marketable securities held in the Trust Account of $17,367, offset by formation and operating costs of $465,443.

For the period from January 11, 2021 (inception) through March 31, 2021, we had net loss of $410,335, which consisted of formation and operating costs of $60,724, compensation expense of $31,667 and transaction costs allocable to warrant liabilities of $318,254, offset by interest earned on cash and marketable securities held in the Trust Account of $310.

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

For the three months ended March 31, 2022, cash used in operating activities was $611,111. Net income of $2,671,277 was affected by interest earned on cash and marketable securities held in the Trust Account of $17,367 and change in value of warrant liabilities of $3,119,353. Changes in operating assets and liabilities used $145,668 of cash for operating activities.

For the period from January 11, 2021 (inception) through March 31, 2021, cash used in operating activities was $27,825. Net loss of $410,335 was affected by interest earned on cash and marketable securities held in the Trust Account of $310, compensation expense of $31,667, and offering costs allocable to warrant liabilities of $318,254. Changes in operating assets and liabilities provided $32,899 of cash for operating activities.

As of March 31, 2022, we had cash held in the Trust Account of $172,479,539 (including $29,539 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2022, we have not withdrawn any interest earned from the Trust Account.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants at a price of $1.50 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants. On March 31, 2022, the Sponsor has signed a Commitment Letter to provide up to $3,000,000 in working capital loans if required.

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

Going Concern

In connection with our assessment of going concern considerations in accordance with ASC Topic 205-40 Presentation of Financial Statements – Going Concern, management has determined that mandatory liquidation and subsequent dissolution raises substantial doubt about our company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should our company be required to liquidate after March 26, 2023. Although we intend to consummate a business combination on or before March 26, 2023, and may seek an extension, it is uncertain that we will be able to consummate a business combination, or obtain an extension, by this time. This, as well as our liquidity condition, raise substantial doubt about our ability to continue as a going concern. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Going Concern” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on April 12, 2022. The financial statements do not include any adjustment that might be necessary if our company is unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheets.

Net Income (Loss) Per Common Share

Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. Accretion associated with the redeemable shares of common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas.  ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted.  We are currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Form 10-K, except for the following amended and restated risk factor:

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application also may change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to complete our initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

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