Form 10-Q
period 2022-06-30
Northern Genesis Acquisition Corp. III
filed 2022-08-15
CIK 1843249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

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

As of August 15, 2022, there were 21,556,250 shares of common stock, $0.0001 par value issued and outstanding.

NORTHERN GENESIS ACQUISITION CORP. III

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Financial Statements	1
Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1
Condensed Statements of Operations for the three and six months ended June 30, 2022 and for the three months ended June 30, 2021, and for the period from January 11, 2021 (inception) through June 30, 2021 (Unaudited)	2
Condensed Statements of Changes in Stockholders’ Deficit for the three and six months ended June 30, 2022 and for the three months ended June 30, 2021, and for the period from January 11, 2021 (inception) through June 30, 2021 (Unaudited)	3
Condensed Statements of Cash Flows for the six months ended June 30, 2022 and for the period from January 11, 2021 (inception) through June 30, 2022 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	22
Item 4. Controls and Procedures	22
Part II. Other Information	23
Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	24
Item 4. Mine Safety Disclosures	24
Item 5. Other Information	24
Item 6. Exhibits	24
Part III. Signatures	25

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

NORTHERN GENESIS ACQUISITION CORP. III

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$5,484	$256,739
Prepaid expenses	234,798	74,100
Due from Sponsor	11	11
Total Current Assets	240,293	330,850

Cash and marketable securities held in Trust Account	172,712,421	172,462,172
TOTAL ASSETS	$172,952,714	$172,793,022

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$345,922	$432,905
Income taxes payable	6,310
Advance from related parties	661,000	—
Promissory note - related party	250,000	—
Total Current Liabilities	1,263,232	432,905

Warrant liabilities	2,705,133	6,991,074
Deferred underwriting fee payable	6,035,750	6,035,750
Total Liabilities	10,004,115	13,459,729

Commitments

Common stock subject to possible redemption, 17,245,000 shares at redemption value at June 30, 2022 and December 31, 2021	172,450,000	172,450,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 4,311,250 shares issued and outstanding (excluding 17,245,000 shares subject to possible redemption) at June 30, 2022 and December 31, 2021, respectively	431	431
Accumulated deficit	(9,501,832)	(13,117,138)
Total Stockholders’ Deficit	(9,501,401)	(13,116,707)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$172,952,714	$172,793,022

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN GENESIS ACQUISITION CORP. III

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,	For The Period from January 11, 2021 (Inception) Through June 30,
	2022	2021	2022	2021

Operating and formation costs	$449,131	$384,100	$914,574	$444,824
Loss from operations	(449,131)	(384,100)	(914,574)	(444,824)

Other income (Expense):
Change in fair value of warrant liabilities	1,166,588	63,333	4,285,941	31,666
Change in fair value of overallotment liability	—	(84,190)	—	(148,082)
Transaction costs incurred in connection with IPO	—	(44,451)	—	(362,705)
Interest earned on cash and marketable securities held in Trust Account	232,882	6,000	250,249	6,310
Other income (expense), net	1,399,470	(59,308)	4,536,190	(472,811)

Income (loss) before benefit from (provision for) income taxes	950,339	(443,408)	3,621,616	(917,635)
Benefit from (provision for) income taxes	(6,310)		(6,310)
Net income (loss)	$944,029	$(443,408)	$3,615,306	$(917,635)

Basic and diluted weighted average shares outstanding, Common stock	21,556,250	21,358,887	21,556,250	14,951,533

Basic and diluted net income (loss) per share, Common stock	$0.04	$(0.02)	$0.17	$(0.06)

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN GENESIS ACQUISITION CORP. III

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance — December 31, 2021	4,311,250	$431	$—	$(13,117,138)	$(13,116,707)

Net income	—	—	—	2,671,277	2,671,277

Balance – March 31, 2022	4,312,500	$431	$—	$(10,445,861)	$(10,445,430)

Net income	—	—	—	944,029	944,029

Balance – June 30, 2022	4,312,500	$431	$—	$(9,501,832)	$(9,501,401)

FOR THE THREE MONTHS ENDED JUNE 30, 2021, AND
FOR THE PERIOD FROM JANUARY 11, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 11, 2021 (inception)	—	$—	$—	$—	$—

Issuance of common stock to Sponsor	4,312,500	431	24,569	—	25,000

Accretion for Common stock to redemption amount	—	—	(24,569)	(13,639,440)	(13,718,009)

Net loss	—	—	—	(474,227)	(474,227)

Balance – March 31, 2021	4,312,500	$431	$—	$(14,167,667)	$(14,167,236)

Accretion for Common stock to redemption amount	—	—	—	(1,787,189)	(1,787,189)

Forfeiture of founder shares	(1,250)	—	—	—	—

Net loss	—	—	—	(443,408)	(443,408)

Balance – June 30, 2021	4,311,250	$431	$—	$(16,398,264)	$(16,397,833)

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN GENESIS ACQUISITION CORP. III

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended June 30,	For the period from January 11, 2021 (inception) through June 30,
	2022	2021
Cash flows from Operating Activities:
Net income (loss)	$3,615,306	$(917,635)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(250,249)	(6,310)
Change in fair value of warrant liabilities	(4,285,941)	(31,666)
Change in fair value of overallotment liability	—	148,082
Transaction costs incurred in connection with IPO, related to warrants	—	362,705
Changes in current assets and current liabilities:
Prepaid expenses	(160,698)	(211,777)
Accounts payable and accrued expenses	(86,983)	379,050
Income taxes payable	6,310	—
Due to Sponsor	—	989
Net cash used in operating activities	(1,162,255)	(276,562)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(172,450,000)
Net cash used in investing activities	—	(172,450,000)

Cash flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	169,001,000
Proceeds from sale of Private Placement Warrants	—	5,199,000
Advances from related party	661,000	—
Proceeds from promissory note – related party	250,000	50,825
Repayment of promissory note – related party	—	(50,825)
Payment of offering costs	—	(298,035)
Net cash provided by financing activities	911,000	173,901,965

Net change in cash	(251,255)	1,175,403
Cash, beginning of the period	256,739	—
Cash, end of the period	$5,484	$1,175,403

Supplemental disclosure of noncash investing and financing activities:
Offering costs paid by Sponsor in exchange for issuance of founder shares	$—	$25,000
Accretion of common stock to redemption amount	$15,505,199	$172,450,000
Initial Classification of Warrant Liabilities	$—	$11,441,861
Deferred underwriting fee payable	$—	$6,035,750

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN GENESIS ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from January 11, 2021 (inception) through June 30, 2022 relates to the Company’s formation, initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the Trust Account (as defined below).

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

JUNE 30, 2022

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

NORTHERN GENESIS ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Liquidity and Going Concern

As of June 30, 2022, the Company had cash of $5,484 not held in the Trust Account and available for working capital purposes. If the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, the Company may need to obtain additional financing or draw on the Working Capital Loans (as defined below) either to complete a Business Combination or because it becomes obligated to redeem a significant number of the Public Shares upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations. On March 31, 2022, the sponsor committed to provide up to $3,000,000 in working capital loans as needed by the Company in order to finance transactions in connection with a Business Combination. The loans, if issued, will be non-interest bearing, unsecured, and will be repaid upon the consummation of an initial business combination. If the Company does not consummate an initial business combination, all amounts loaned to the Company will be forgiven except to the extent that we have funds available outside of the Trust Account to repay such loans.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and/or search for a target company, the specific impact is not readily determinable as of the date of this financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on April 12, 2022. The interim results for the three and six months ended June 30, 2022 is not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

NORTHERN GENESIS ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At June 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities.

Offering Costs

Offering costs consisted of legal, accounting, and other expenses incurred through the balance sheets date that are directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the common shares issued were initially charged to temporary equity and then accreted to common shares subject to redemption upon the completion of the Initial Public Offering. Offering costs amounted to $9,807,785, of which $9,489,531 were charged to stockholders’ equity upon the completion of the Initial Public Offering on March 26, 2021 and $318,254 was expensed in the statements of operations.

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

JUNE 30, 2022

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

At June 30, 2022 and December 31, 2021, the common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$172,450,000
Less:
Proceeds allocated to Public Warrants	6,208,200
Common stock issuance costs	9,296,999
Plus:
Accretion of carrying value to redemption value	(15,505,199)

Common stock subject to possible redemption	$172,450,000

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 0.66% and 0% for the three months ended June 30, 2022 and 2021, respectively, and 0.17% and 0% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

NORTHERN GENESIS ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 7,777,251 shares of common stock in the aggregate. As of June 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three months ended June 30		Six Months Ended June 30,	For the Period from January 11, 2021 (inception) through June 30,
	2022	2021	2022	2021
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$944,029	$(443,408)	$3,615,306	$(917,635)
Denominator:
Basic and diluted weighted average shares outstanding	21,556,250	21,358,887	21,556,250	14,951,533

Basic and diluted net income (loss) per common stock	$0.04	$(0.02)	$0.17	$(0.06)

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

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 9.)

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

JUNE 30, 2022

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 3,166,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $4,750,000, from the Company in a private placement. The Sponsor purchased an additional 299,334 at a price of $1.50 per Private Placement Warrant when the underwriters partially exercised their over-allotment option. Each Private Placement Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 8). A portion of the proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

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

Administrative Services Agreement

The Company entered into an agreement, commencing on March 23, 2021, pursuant to which the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. For the three and six months ended June 30, 2022, the Company incurred $30,000 and $60,000, respectively, in fees for these services, of which $10,000 is included in accounts payable and accrued expenses in the accompanying condensed balance sheets, respectively. For the three months ended June 30, 2021, and for the period from January 11, 2021 (inception) through June 30, 2021, the Company incurred $30,000 and $40,000, respectively, in fees for these services, of which such amount is included in accrued expenses in the accompanying balance sheets.

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

On January 27, 2022, the Company issued a promissory note, pursuant to which the Company could borrow up to an aggregate principal amount of $250,000. The Promissory note is non-interest bearing and payable on the earlier of the date of the consummation of a business combination or the date of liquidation. At June 30, 2022 and December 31, 2021 there was $250,000 and $0 outstanding balance, respectively.

NORTHERN GENESIS ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Personnel Services Agreement

The Company entered into a Personnel Services Agreement, dated April 1, 2021, with the Sponsor pursuant to which, subject to maintaining funds adequate for our projected obligations, the Company expects to pay up to $2,000,000 in the aggregate in respect of the services of personnel affiliated with the Sponsor, including persons who may be directors or officers of the Company, for activities on the Company’s behalf, including services related to identifying, investigating and completing an initial business combination and other operational and support services. To the extent any amounts are in respect of the services of individuals who also serve as directors or executive officers of the Company, such amounts will be reviewed and approved by its audit committee. For the three and six months ended June 30, 2022, the Company incurred $240,000 and $480,000, respectively, of which $160,000 is included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

For the three months ended June 30, 2021, the Company incurred $0 and $280,000, inclusive of $40,000 in initial payment of the agreement and $80,000 for each month within the second quarter for these services, of which $80,000 is included in accounts payable in the accompanying balance sheets.

The Sponsor, the Company’s officers, and directors or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on the Company’s behalf. For the three and six months ended June 30, 2022, there were no amounts relating to the above arrangement recorded.

For the three months ended June 30, 2021, and for the period from January 11, 2021 (inception) through June 30, 2021, there were no amounts relating to the above arrangement recorded.

Advances from Related Party and Due to Sponsor

The Sponsor advanced the Company $661,000 as of June 30, 2022 for working capital purposes. The advance is non-interest bearing and is due on demand.

Related Party Loans

In order to provide working capital or to fund payment of transaction costs in connection with an intended initial Business Combination, the Sponsor will have the right to purchase from the Company, at a price of $1.50 per warrant, up to 2,000,000 working capital warrants (“Working Capital Warrants”) that are not then subject to issuance upon conversion of any Working Capital Loan, having the same terms as the Private Placement Warrants. In addition, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds on a non-interest basis (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or the terms of such loans may grant the lender the right to convert all or any portion of such loans into Working Capital Warrants, at a price of $1.50 per warrant, to the extent that such Working Capital Warrants have not previously been purchased by the Sponsor. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. At June 30, 2022 and December 31, 2021, there was no amount outstanding under the Working Capital Loan.

NOTE 6. COMMITMENTS

Registration Rights

Pursuant to a registration rights agreement entered into on March 23, 2021, the holders of the Founder Shares, Private Placement Warrants, Working Capital Warrants that may be issued to the Sponsor or upon conversion of the Working Capital Loans, and Forward Purchase Securities (as defined below) that may be issued under the Forward Purchase Agreement (and any shares of common stock issuable upon the exercise of the Private Placement Warrants, Working Capital Warrants, or Forward Purchase Warrants) are entitled to registration rights pursuant to the registration rights agreement signed on the effective date of the Initial Public Offering requiring the Company to register such securities for resale. The holders of these securities will be entitled to make up to five demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statement filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statement.

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

JUNE 30, 2022

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

NORTHERN GENESIS ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, there were 4,311,250 of common stock issued and outstanding, excluding 17,245,000 shares of common stock subject to possible redemption, which are presented as temporary equity.

NOTE 8. WARRANT LIABILITIES

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

JUNE 30, 2022

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

NORTHERN GENESIS ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022	December 31, 2021
Assets:
Cash and marketable securities held in Trust Account	1	$172,712,421	$172,462,172

Liabilities:
Warrant liabilities – Public Warrants	1	$1,422,713	$3,837,013
Warrant liabilities – Private Placement Warrants	3	$1,282,420	$3,154,061

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

The fair value of the Private Placement Warrants was estimated at December 31, 2021 to be $0.91 per share and at June 30, 2022 to be $0.37 per share using the modified Black-Scholes option pricing model and the following assumptions:

	December 31, 2021	June 30, 2022
Expected Volatility	14.5%	4.0%
Risk-free interest rate	1.54%	3.07%
Expected term (years)	6.00	5.00
Fair value per share of common stock	$9.76	$9.80

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2021	$3,154,061	$—	$3,154,061
Change in valuation inputs or other assumptions	(1,351,740)		(1,351,740)
Fair value as of March 31, 2022	$1,802,321	$—	$1,802,321
Change in valuation inputs or other assumptions	(519,901)		(519,901)
Fair value as of June 30, 2022	$1,282,420	$—	$1,282,420

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the year ended December 31, 2021, was $6,208,200. There were no transfers made during three and six months ended June 30, 2022.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 11, 2021 (inception) through June 30, 2022, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had net income of $944,029, which consisted of the change in value of warrant liabilities of $1,166,588 and interest earned on cash and marketable securities held in the Trust Account of $232,882, offset by formation and operating costs of $449,131.

For the six months ended June 30, 2022, we had net income of $3,615,306, which consisted of the change in value of warrant liabilities of $4,285,941 and interest earned on cash and marketable securities held in the Trust Account of $250,249, offset by formation and operating costs of $914,574.

For the three months ended June 30, 2021, we had net loss $443,408, which consisted primarily of formation and operating costs of $384,100, transaction costs allocable to warrant liabilities of $44,451, change in fair value of overallotment liability of $84,190, offset by change in value of warrant liabilities of $63,333 and interest earned on marketable securities held in Trust Account of $6,000.

For the period from January 11, 2021 (inception) through June 30, 2021, we had net loss $917,635, which consisted primarily of formation and operating costs of $444,824, transaction costs allocable to warrant liabilities of $362,705, change in fair value of overallotment liability of $148,082, offset by change in value of warrant liabilities of $31,666 and interest earned on marketable securities held in Trust Account of $6,310.

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

For the six months ended June 30, 2022, cash used in operating activities was $1,162,255. Net income of $3,615,306 was affected by interest earned on cash and marketable securities held in the Trust Account of $250,249 and change in value of warrant liabilities of $4,285,941. Changes in operating assets and liabilities used $241,371 of cash for operating activities.

For the period from January 11, 2021 (inception) through June 30, 2021, cash used in operating activities was $276,562. Net loss of $917,635 was affected by interest earned on cash and marketable securities held in the Trust Account of $6,310, change in value of warrant liability of $31,666, change in value of overallotment liability of $148,082, and offering costs allocable to warrant liabilities of $362,705. Changes in operating assets and liabilities provided $168,262 of cash for operating activities.

As of June 30, 2022, we had cash held in the Trust Account of $172,712,421 (including $262,421 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2022, we have not withdrawn any interest earned from the Trust Account.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we will repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants at a price of $1.50 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants. On March 31, 2022, the Sponsor has signed a Commitment Letter to provide up to $3,000,000 in working capital loans if required.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in business combination transactions involving SPACs and private operating companies; amend the financial statements requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

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

NORTHERN GENESIS ACQUISITION CORP. III

Date: August 15, 2022	By:	/s/ Michael Hoffman
	Name:	Michael Hoffman
	Title:	President
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Ken Manget
	Name:	Ken Manget
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)