Form 10-Q
period 2022-09-30
Northern Genesis Acquisition Corp. III
filed 2022-11-14
CIK 1843249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

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

As of November 14, 2022, there were 21,556,250 shares of common stock, $0.0001 par value issued and outstanding.

NORTHERN GENESIS ACQUISITION CORP. III

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Financial Statements	1
Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
Condensed Statements of Operations for the three and nine months ended September 30, 2022 and for the three months ended September 30, 2021, and for the period from January 11, 2021 (inception) through September 30, 2021 (Unaudited)	2
Condensed Statements of Changes in Stockholders’ Deficit for the three and nine months ended September 30, 2022 and for the three months ended September 30, 2021 (Unaudited), and for the period from January 11, 2021 (inception) through September 30, 2021 (Unaudited)	3
Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from January 11, 2021 (inception) through September 30, 2022 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	24
Item 4. Controls and Procedures	24
Part II. Other Information	25
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3. Defaults Upon Senior Securities	26
Item 4. Mine Safety Disclosures	26
Item 5. Other Information	26
Item 6. Exhibits	26
Part III. Signatures	27

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

NORTHERN GENESIS ACQUISITION CORP. III

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$77,201	$256,739
Prepaid expenses	151,949	74,100
Due from Sponsor	11	11
Total Current Assets	229,161	330,850

Cash and marketable securities held in Trust Account	173,490,844	172,462,172
TOTAL ASSETS	$173,720,005	$172,793,022

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$464,525	$432,905
Income taxes payable	146,217	—
Advance from related parties	1,091,000	—
Promissory note - related party	250,000	—
Total Current Liabilities	1,951,742	432,905

Warrant liabilities	233,318	6,991,074
Deferred underwriting fee payable	6,035,750	6,035,750
Total Liabilities	8,220,810	13,459,729

Commitments (see Note 6)

Common stock subject to possible redemption, 17,245,000 shares at $10.03 and $10.00 redemption value at September 30, 2022 and December 31, 2021, respectively	173,000,057	172,450,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 4,311,250 shares issued and outstanding (excluding 17,245,000 shares subject to possible redemption) at September 30, 2022 and December 31, 2021	431	431
Accumulated deficit	(7,501,293)	(13,117,138)
Total Stockholders’ Deficit	(7,500,862)	(13,116,707)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$173,720,005	$172,793,022

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN GENESIS ACQUISITION CORP. III

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,	For The Period from January 11, 2021 (Inception) Through September 30,
	2022	2021	2022	2021

Operating and formation costs	$559,735	$583,782	$1,474,309	$1,028,606
Loss from operations	(559,735)	(583,782)	(1,474,309)	(1,028,606)

Other Income:
Change in fair value of warrant liabilities	2,471,815	4,151,143	6,757,756	4,217,470
Change in fair value of overallotment liability	—	—	—	(148,082)
Compensation expense	—	—	—	(34,661)
Transaction costs incurred in connection with IPO	—	—	—	(362,705)
Interest earned on cash and marketable securities held in Trust Account	778,423	2,219	1,028,672	8,529
Other income, net	3,250,238	4,153,362	7,786,428	3,680,551

Income before provision for income taxes	2,690,503	3,569,580	6,312,119	2,651,945
Provision for income taxes	(139,907)	—	(146,217)	—
Net income	$2,550,596	$3,569,580	$6,165,902	$2,651,945

Basic and diluted weighted average shares outstanding, Common stock	21,556,250	21,556,250	21,556,250	17,462,355

Basic and diluted net income per share, Common stock	$0.12	$0.17	$0.29	$0.15

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN GENESIS ACQUISITION CORP. III

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2021	4,311,250	$431	$—	$(13,117,138)	$(13,116,707)

Net income	—	—	—	2,671,277	2,671,277

Balance – March 31, 2022	4,311,250	431	—	(10,445,861)	(10,445,430)

Net income	—	—	—	944,029	944,029

Balance – June 30, 2022	4,311,250	431	—	(9,501,832)	(9,501,401)

Accretion for Common Stock to redemption amount	—	—	—	(550,057)	(550,057)

Net income	—	—	—	2,550,596	2,550,596

Balance – September 30, 2022	4,311,250	$431	$—	$(7,501,293)	$(7,500,862)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021, AND
FOR THE PERIOD FROM JANUARY 11, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 11, 2021 (inception)	—	$—	$—	$—	$—

Issuance of common stock to Sponsor	4,312,500	431	24,569	—	25,000

Accretion for Common stock to redemption amount	—	—	(24,569)	(13,693,440)	(13,718,009)

Net loss	—	—	—	(474,227)	(474,227)

Balance – March 31, 2021	4,312,500	431	—	(14,167,667)	(14,167,236)

Accretion for Common stock to redemption amount	—	—	—	(1,787,189)	(1,787,189)

Forfeiture of founder shares	(1,250)	—	—	—	—

Net loss	—	—	—	(443,408)	(443,408)

Balance – June 30, 2021	4,311,250	431	—	(16,398,264)	(16,397,833)

Net income	—	—	—	3,569,580	3,569,580

Balance – September 30, 2021	4,311,250	$431	$—	$(12,828,684)	$(12,828,253)

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN GENESIS ACQUISITION CORP. III

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended September 30,	For the period from January 11, 2021 (inception) through September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$6,165,902	$2,651,945
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(1,028,672)	(8,529)
Change in fair value of warrant liabilities	(6,757,756)	(4,217,470)
Change in fair value of overallotment liability	—	148,082
Compensation expense	—	34,661
Transaction costs incurred in connection with IPO, related to warrants	—	362,705
Changes in current assets and current liabilities:
Prepaid expenses	(77,849)	(132,105)
Accounts payable and accrued expenses	31,620	343,875
Income taxes payable	146,217	—
Other receivable	—	(11)
Net cash used in operating activities	(1,520,538)	(816,847)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(172,450,000)
Net cash used in investing activities	—	(172,450,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	169,001,000
Proceeds from sale of Private Placement Warrants	—	5,199,000
Advances from related party	1,091,000	—
Proceeds from promissory note – related party	250,000	50,285
Repayment of promissory note – related party	—	(50,285)
Payment of offering costs	—	(298,035)
Net cash provided by financing activities	1,341,000	173,901,965

Net change in cash	(179,538)	635,118
Cash, beginning of the period	256,739	—
Cash, end of the period	$77,201	$635,118

Supplemental disclosure of noncash investing and financing activities:
Offering costs paid by Sponsor in exchange for issuance of founder shares	$—	$25,000
Accretion of common stock to redemption amount	$550,057	$15,505,198
Initial Classification of Warrant Liabilities	$—	$11,441,861
Deferred underwriting fee payable	$—	$6,035,750

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN GENESIS ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from January 11, 2021 (inception) through September 30, 2022 relates to the Company’s formation, initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the Trust Account (as defined below).

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

SEPTEMBER 30, 2022

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

NORTHERN GENESIS ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Liquidity and Going Concern

As of September 30, 2022, the Company had cash of $77,201 not held in the Trust Account and available for working capital purposes. If the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, the Company may need to obtain additional financing or draw on the Working Capital Loans (as defined below) either to complete a Business Combination or because it becomes obligated to redeem a significant number of the Public Shares upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations. On September 30, 2021, the sponsor committed to provide up to $3,000,000 in working capital loans as needed by the Company in order to finance transactions in connection with a Business Combination. The loans, if issued, will be non-interest bearing, unsecured, and will be repaid upon the consummation of an initial business combination. If the Company does not consummate an initial business combination, all amounts loaned to the Company will be forgiven except to the extent that we have funds available outside of the Trust Account to repay such loans.

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

NORTHERN GENESIS ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on April 12, 2022. The interim results for the three and nine months ended September 30, 2022 is not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At September 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities.

NORTHERN GENESIS ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

NORTHERN GENESIS ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

At September 30, 2022 and December 31, 2021, the common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$172,450,000
Less:
Proceeds allocated to Public Warrants	6,208,200
Common stock issuance costs	9,296,999
Plus:
Accretion of carrying value to redemption value	(15,505,199)
Common stock subject to possible redemption, December 31, 2021	172,450,000
Plus:
Accretion of carrying value to redemption value	550,057
Common stock subject to possible redemption, September 30, 2022	$173,000,057

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 5.20% and 0% for the three months ended September 30, 2022 and 2021, respectively, and 2.32% and 0% for the nine months ended September 30, 2022 and and for the period from January 11, 2021 (inception) through September 30, 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from January 11, 2021 (inception) through September 30, 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 7,777,251 shares of common stock in the aggregate. As of September 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the periods presented.

NORTHERN GENESIS ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three months ended September 30		Nine Months Ended September 30,	For the Period from January 11, 2021 (inception) through September 30,
	2022	2021	2022	2021
Basic and diluted net income per common stock
Numerator:
Allocation of net income, as adjusted	$2,550,596	$3,569,580	$6,165,902	$2,651,945
Denominator:
Basic and diluted weighted average shares outstanding	21,556,250	21,556,250	21,556,250	17,462,355

Basic and diluted net income per common stock	$0.12	$0.17	$0.29	$0.15

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

NORTHERN GENESIS ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 17,450,000 at a price of $10.00 per Unit, which includes a partial exercise by the underwriters of their over-allotment option in the amount of 2,245,000 Units. Each Unit will consist of one share of common stock and one-quarter of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 8).

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

Administrative Services Agreement

The Company entered into an agreement, commencing on March 23, 2021, pursuant to which the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. For the three and nine months ended September 30, 2022, the Company incurred and paid $30,000 and $90,000, respectively, in fees for these services. For the three months ended September 30, 2021, and for the period from January 11, 2021 (inception) through September 30, 2021, the Company incurred $30,000 and $70,000, respectively, in fees for these services, of which such amount is included in accrued expenses in the accompanying condensed balance sheets.

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

On January 27, 2022, the Company issued a promissory note, pursuant to which the Company could borrow up to an aggregate principal amount of $250,000. The Promissory note is non-interest bearing and payable on the earlier of the date of the consummation of a business combination or the date of liquidation. At September 30, 2022 and December 31, 2021 there was $250,000 and $0 outstanding balance, respectively.

NORTHERN GENESIS ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Personnel Services Agreement

The Company entered into a Personnel Services Agreement, dated April 1, 2021, with the Sponsor pursuant to which, subject to maintaining funds adequate for our projected obligations, the Company expects to pay up to $2,000,000 in the aggregate in respect of the services of personnel affiliated with the Sponsor, including persons who may be directors or officers of the Company, for activities on the Company’s behalf, including services related to identifying, investigating and completing an initial business combination and other operational and support services. To the extent any amounts are in respect of the services of individuals who also serve as directors or executive officers of the Company, such amounts will be reviewed and approved by its audit committee. For the three and nine months ended September 30, 2022, the Company incurred $240,000 and $720,000, respectively, of which $160,000 is included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

For the three months ended September 30, 2021 and for the period from January 11, 2021 (inception) through September 30, 2021, the Company incurred $240,000 and $520,000, inclusive of $40,000 in initial payment of the agreement and $80,000 for each month within the second quarter for these services, of which $80,000 is included in accounts payable in the accompanying condensed balance sheets.

The Sponsor, the Company’s officers, and directors or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on the Company’s behalf. For the three and nine months ended September 30, 2022, there were no amounts relating to the above arrangement recorded.

For the three months ended September 30, 2021, and for the period from January 11, 2021 (inception) through September 30, 2021, there were no amounts relating to the above arrangement recorded.

Advances from Related Party and Due to Sponsor

The Sponsor advanced the Company $1,091,000 as of September 30, 2022 for working capital purposes. The advance is non-interest bearing and is due on demand.

Related Party Loans

In order to provide working capital or to fund payment of transaction costs in connection with an intended initial Business Combination, the Sponsor will have the right to purchase from the Company, at a price of $1.50 per warrant, up to 2,000,000 working capital warrants (“Working Capital Warrants”) that are not then subject to issuance upon conversion of any Working Capital Loan, having the same terms as the Private Placement Warrants. In addition, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds on a non-interest basis (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or the terms of such loans may grant the lender the right to convert all or any portion of such loans into Working Capital Warrants, at a price of $1.50 per warrant, to the extent that such Working Capital Warrants have not previously been purchased by the Sponsor. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. At September 30, 2022 and December 31, 2021, there was no amount outstanding under the Working Capital Loan.

NORTHERN GENESIS ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

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

NORTHERN GENESIS ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. At September 30, 2022 and December 31, 2021, there were 4,311,250 of common stock issued and outstanding, excluding 17,245,000 shares of common stock subject to possible redemption, which are presented as temporary equity.

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

SEPTEMBER 30, 2022

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

NORTHERN GENESIS ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2022	December 31, 2021
Assets:
Cash and marketable securities held in Trust Account	1	$173,490,844	$172,462,172

Liabilities:
Warrant liabilities – Public Warrants	1	$129,338	$3,837,013
Warrant liabilities – Private Placement Warrants	3	$103,980	$3,154,061

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

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

The fair value of the Private Placement Warrants was estimated at December 31, 2021 to be $0.91 per share and at September 30, 2022 to be $0.03 per share using the modified Black-Scholes option pricing model and the following assumptions:

	December 31, 2021	September 30, 2022
Expected Volatility	14.5%	1.0%
Risk-free interest rate	1.54%	4.05%
Expected term (years)	6.00	0.5
Fair value per share of common stock	$9.76	$9.81

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2021	$3,154,061	$—	$3,154,061
Change in valuation inputs or other assumptions	(1,351,740)	—	(1,351,740)
Fair value as of March 31, 2022	$1,802,321	$—	$1,802,321
Change in valuation inputs or other assumptions	(519,901)	—	(519,901)
Fair value as of June 30, 2022	$1,282,420	$—	$1,282,420
Change in valuation inputs or other assumptions	(1,178,440)	—	(1,178,440)
Fair value as of September 30, 2022	$103,980	$—	$103,980

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the year ended December 31, 2021, was $6,208,200. There were no transfers made during three and nine months ended September 30, 2022.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 11, 2021 (inception) through September 30, 2022, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had net income of $2,550,596, which consisted of the change in value of warrant liabilities of $2,471,815 and interest earned on cash and marketable securities held in the Trust Account of $778,423, offset by formation and operating costs of $559,735 and provision for income taxes of $139,907.

For the nine months ended September 30, 2022, we had net income of $6,165,902, which consisted of the change in value of warrant liabilities of $6,757,756 and interest earned on cash and marketable securities held in the Trust Account of $1,028,672, offset by formation and operating costs of $1,474,309 and provision for income taxes of $146,217.

For the three months ended September 30, 2021, we had net income of $3,569,580, which consisted of the change in value of warrant liability of $4,151,143 and interest earned on marketable securities held in the Trust Account of $2,219, offset by formation and operating costs of $583,782.

For the period from January 11, 2021 (inception) through September 30, 2021, we had a net income of $2,651,945, which consisted of the change in fair value of warrant liability of $4,217,470, change in the fair value of the overallotment liability of $148,082, interest earned on marketable securities held in the Trust Account of $8,529, and transaction costs allocable to warrant liabilities of $362,705, compensation expense of $34,661, offset by formation and operating costs of $1,028,606.

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

For the nine months ended September 30, 2022, cash used in operating activities was $1,520,538. Net income of $6,165,902 was affected by interest earned on cash and marketable securities held in the Trust Account of $1,028,672 and change in value of warrant liabilities of $6,757,756. Changes in operating assets and liabilities provided $99,988 of cash for operating activities.

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

As of September 30, 2022, we had cash held in the Trust Account of $173,490,844 (including $1,028,672 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2022, we have not withdrawn any interest earned from the Trust Account.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Our proximity to our liquidation date expresses substantial doubt about our ability to continue as a “going concern.”

In connection with the Company’s assessment of going concern considerations in accordance with the FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 26, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

NORTHERN GENESIS ACQUISITION CORP. III

Date: November 14, 2022	By:	/s/ Michael Hoffman
	Name:	Michael Hoffman
	Title:	President
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Ken Manget
	Name:	Ken Manget
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)